Form 10-Q
period 1996-03-31
ERGO SCIENCE CORP
filed 1996-05-15
CIK 1002212

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ---------------------------

                                   FORM 10-Q

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                      -OR-

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from...to...

                          Commission File No. 0-24936


                            ERGO SCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                               04-3271667
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification Number)

           Charlestown Navy Yard
       100 First Avenue, Fourth Floor
         Charlestown, Massachusetts                        02129
   (Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (617) 241-6800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 1, 1996 there were 10,168,080 shares of common stock, par value $.01 per share, of the registrant outstanding.

================================================================================

                            ERGO SCIENCE CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I.  FINANCIAL INFORMATION

     ITEM 1.    Financial Statements

                Consolidated Balance Sheets as of March 31, 1996
                     and December 31, 1995.....................................3

                Consolidated Statements of Operations and Deficit
                     Accumulated During the Development Stage
                     for the three months ended March 31, 1996
                     and March 31, 1995 and for the period from
                     inception (January 23, 1990) to March 31, 1996............4

                Consolidated Statements of Cash Flows for the three
                     months ended March 31, 1996 and March 31, 1995
                     and for the period from inception (January 23, 1990)
                     to March 31, 1996.........................................5

                Notes to Consolidated Financial Statements.....................6


     ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................8


PART II.  OTHER INFORMATION...................................................10


SIGNATURES....................................................................11

                            ERGO SCIENCE CORPORATION
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                 March 31,    December 31,
                                                                   1996           1995
                                                               ------------   ------------
                     ASSETS
Current assets:
   Cash and cash equivalents...............................    $  8,177,095   $ 15,896,373
   Short-term investments..................................       8,860,301      6,325,502
   Prepaid and other current assets........................         473,697        440,376
                                                               ------------   ------------
          Total current assets.............................      17,511,093     22,662,251
Equipment and leasehold improvements, net..................       2,210,396      2,268,234
Other assets...............................................          43,631         19,426
                                                               ------------   ------------
          Total assets.....................................    $ 19,765,120   $ 24,949,911
                                                               ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses...................    $  1,235,540   $  2,313,847
   Accrued legal costs.....................................         280,206        695,499
   Current portion of capital lease obligations............          44,178         43,114
                                                               ------------   ------------
          Total current liabilities........................       1,559,924      3,052,460
Long-term portion of capital lease obligations.............          82,149         93,600

Commitments and contingencies..............................              --             --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
          authorized; 6,903 shares of Series D
          preferred stock issued and outstanding at
          March 31, 1996 and December 31, 1995.............       4,413,170      4,306,520

   Common stock, $.01 par value, authorized 50,000,000 at
          March 31, 1996 and December 31, 1995;issued and
          outstanding 10,168,080 shares at March 31, 1996
          and 10,145,580 shares at December 31, 1995.......         101,681        101,456

   Additional paid-in capital..............................      63,438,262     63,420,487
   Cumulative dividends on preferred stock......                 (2,403,603)    (2,296,953)
   Deferred compensation...................................      (1,650,069)    (1,849,150)
   Deficit accumulated during the development stage........     (45,776,394)   (41,878,509)
                                                               ------------   ------------
          Total stockholders' equity.......................      18,123,047     21,803,851
                                                               ------------   ------------
              Total liabilities and stockholders' equity...    $ 19,765,120   $ 24,949,911
                                                               ============   ============



   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION
                        (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE

                                                                                             Period From
                                                                                              Inception
                                                          Three Months Ended March 31,    (January 23, 1990)
                                                       ----------------------------------      through
                                                              1996             1995         March 31, 1996
                                                              ----             ----        ----------------
Revenues:
  Licensing and supplier fees........................                                      $      355,671
  Interest...........................................  $      270,402    $       17,267           827,888
                                                       ----------------  ----------------  ----------------
                                                              270,402            17,267         1,183,559
Operating expenses:
  Research and development...........................       3,095,159         1,961,192        22,540,427
  Purchase of in-process research and development....              --                --         7,020,064
  General and administrative.........................       1,073,128         1,930,450        17,213,069
                                                       ----------------  ----------------  ----------------
                                                            4,168,287         3,891,642        46,773,560
                                                       ----------------  ----------------  ----------------
     Net loss........................................      (3,897,885)       (3,874,375)      (45,590,001)

Accretion of dividends on preferred stock............        (106,650)         (268,281)       (2,117,536)
Dividends on redeemable preferred stock..............              --                --        (7,123,536)
Dividends on preferred stock.........................              --                --        (2,018,763)
                                                       ----------------  ----------------  ----------------
Net loss to common stockholders......................  $   (4,004,535)   $   (4,142,656)   $  (56,849,836)
                                                       ================  ================  ================

Net loss per common share............................  $         (.39)   $        (1.07)
                                                       ================  ================


Weighted average common shares outstanding...........      10,146,899         3,887,838
                                                       ================  ================


   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Period From
                                                                                              Inception
                                                          Three Months Ended March 31,    (January 23, 1990)
                                                       ----------------------------------      through
                                                              1996             1995         March 31, 1996
                                                              ----             ----        ----------------
Cash flows from operating activities:
  Net loss............................................ $   (3,897,885)   $   (3,874,375)   $  (45,590,001)
  Adjustments to reconcile net loss to cash used
     by operating activities:
     Depreciation and amortization....................        436,139           299,245         2,885,508
     Noncash purchase of in-process research
        and development...............................             --                --         5,520,064
     Loss on sale of equipment........................             --                --            28,331
     Noncash stock issuances for renegotiated
       supplier agreement.............................        168,750         1,089,356         1,916,681
     Changes in operating assets and liabilities:
       Prepaid and other current assets...............        (33,321)           28,585          (473,697)
       Investments and other assets...................        (24,205)            3,863           (95,773)
       Accounts payable and accrued expenses..........     (1,662,351)        1,602,803         1,316,994
       Deferred revenue...............................             --                --         5,559,714
       Other noncash charges..........................             --                --            86,347
                                                       ----------------  ----------------  ----------------

Net cash used in operating activities.................     (5,012,873)         (850,523)      (28,845,832)
                                                       ----------------  ----------------  ----------------

Cash flows from investing activities:
  Purchase of short-term investments..................     (4,015,550)               --       (10,341,052)
  Proceeds from sale and maturity of short-term
     investments......................................      1,480,750                --         1,480,750
  Purchase of equipment and leasehold improvements....       (179,218)         (143,052)       (3,887,085)
  Proceeds received on sale of equipment..............             --                --            31,724
                                                       ----------------  ----------------  ----------------

Net cash used in investing activities.................     (2,714,018)         (143,052)      (12,715,663)
                                                       ----------------  ----------------  ----------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt, net.....             --                --         3,409,552
  Distribution paid to S Corp stockholder.............             --                --          (186,393)
  Principal payments under capital lease obligations..        (10,387)           (8,090)          (69,435)
  Proceeds from issuance of promissory notes..........             --                --         7,000,000
  Repayment of promissory notes.......................             --                --        (3,000,000)
  Proceeds from issuance of common stock and Series D
     redeemable stock.................................             --                --         1,392,686
  Proceeds received from capital contributions........             --                --           102,176
  Proceeds from issuance of Series B and C redeemable
     convertible preferred stock......................             --                --        18,041,528
  Proceeds from issuance of common stock, net of
     issuance costs...................................             --                --        23,030,476
  Proceeds from stock options exercised...............         18,000                --            18,000
                                                       ----------------  ----------------  ----------------

Net cash provided by (used in) financing activities...          7,613            (8,090)       49,738,590
                                                       ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents..     (7,719,278)       (1,001,665)        8,177,095

Cash and cash equivalents at beginning of period......     15,896,373         1,880,982                --
                                                       ----------------  ----------------  ----------------
Cash and cash equivalents at end of period............ $    8,177,095    $      879,317    $    8,177,095
                                                       ================  ================  ================

   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   Basis of Presentation

       The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principals.

       Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1996 and 1995.

       The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

  2.   Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities as well as by actual net cash receipts or disbursements.

       At March 31, 1996 and December 31, 1995, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

  3.   Short-term Investments

       The following is a summary of securities with maturities greater than three months not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity .

                                   March 31, 1996    December 31, 1995
                                   --------------    -----------------

Commercial paper.................. $    1,495,344      $    2,388,948
US treasury bills.................      2,455,577                  --
Federal agency notes..............      4,909,380           3,936,554
                                   --------------      --------------
   Total short-term investments... $    8,860,301      $    6,325,502
                                   ==============      ==============

     Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

  4. Net Loss Per Common Share

     Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. In the computation of net loss per common share, accretion of preferred stock to the mandatory redemption amount is included as an increase to net loss to common stockholders.

     Fully diluted net loss per common share is the same as primary net loss per common share.

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

  Overview

     Since inception, the Company has been engaged in the discovery and development of novel treatments for metabolic and immune system disorders. The Company has dedicated most of its financial resources to the research and development of ERGOSET therapy, general and administrative expenses, and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and does not expect to generate such revenues for several years, if at all. The Company has been unprofitable since its inception, and the Company's accumulated deficit was $45,776,394 as of March 31, 1996. Although the Company intends to enter into collaborative relationships, it expects to incur substantial and increasing losses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

  Results of Operations

  Three Months Ended March 31, 1995 and 1996

     Total revenues increased from $17,267 for the three months ended March 31, 1995 to $270,402 for the same period in 1996. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increase in interest income is attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during the first quarter of 1996, compared to the first quarter of 1995. These amounts increased as a result of proceeds received from the Company's initial public offering in December 1995.

     Research and development expenses increased from $1,961,192 for the three months ended March 31, 1995, to $3,095,159 for the same period in 1996. The increase was principally the result of greater expenses related to Phase III clinical trials for ERGOSET, continued progress on several early stage research programs including those in metastatic breast cancer and photodynamic therapy, and the hiring of additional research personnel.

     General and administrative expenses decreased from $1,930,450 for the three months ended March 31, 1995, to $1,073,128 for the same period in 1996. The decrease was principally due to a net charge of $1,089,356 recorded in the first quarter of 1995 related to a renegotiated supply agreement. Excluding this nonrecurring, noncash charge, general and administrative expenses increased $232,034 in the first quarter of 1996, compared to the first quarter of 1995. The increase was mainly due to the hiring of additional administrative personnel.

     Net loss increased from $3,874,375 to $3,897,885 while net loss to common stockholders decreased from $4,142,656 to $4,004,535 for the three months ended March 31, 1995 and 1996, respectively. Although the change in net loss to common stockholders was minor, the net loss per common share decreased from $1.07 for the three months ended March 31, 1995, to $.39 for the same period in 1996. The decrease was attributable to the change in weighted average common shares outstanding resulting from the Company's initial public offering in December 1995. For the three months ended March 31, 1995, the weighted average common shares outstanding was 3,887,838, compared to 10,146,899 for the same period in 1996.

  Liquidity and Capital Resources

     Since its inception, the Company's primary source of cash has been from financing activities which have consisted of private placements of equity securities and its initial public offering. The private placements of equity securities through March 31, 1996, provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Cash and cash equivalents were $15,896,373 and $8,177,095, while short term investments were $6,325,502 and $8,860,301, at December 31, 1995 and March 31, 1996, respectively. The decrease in cash and cash equivalents at March 31, 1996, was due primarily to a shift in the Company's investment portfolio to include more short-term investments and the funding of the Company's operations.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. As of March 31, 1996, the Company's net investment in equipment and leasehold improvements was $2,210,396. The Company expects that additional equipment and facilities will be needed as it increases its research and development activities.

     The Company believes that its available cash, cash equivalents, short-term investments and expected interest income, will be adequate to fund its current and anticipated levels of operations through mid-1997. Prior thereto, the Company will need to raise additional capital through the sale of securities in the public or private equity markets or by entering into a corporate partnership. There can be no assurance, however, that events in the Company's research and development programs or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. The Company is pursuing additional research and development of ERGOSET and other product candidates to treat obesity, breast cancer and other diseases. The Company will require additional financing to expand and complete that research and development. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

     The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

     This document contains statements which are forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the results described in the forward looking statements. See "Item 1. Business -- Risks Associated with Business Activities" on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995, for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements.

                                    PART II

                               OTHER INFORMATION



  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits:
            ---------
            11 - Statement re computation of loss per share.

            Reports on Form 8-K:
            --------------------
            None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ERGO SCIENCE CORPORATION


                                            By:   /s/ Alan T. Barber
                                               ----------------------------


                                            Vice President, Finance and
                                            Administration and Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)


                                            Date: May 14, 1996
                                                  --------------------------