Form 10-Q
period 1996-06-30
ERGO SCIENCE CORP
filed 1996-08-09
CIK 1002212

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ----------------------------

                                   FORM 10-Q

                                   (Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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

At August 1, 1996 there were 10,168,080 shares of common stock, par value $.01 per share, of the registrant outstanding.

================================================================================

                           ERGO SCIENCE CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of June 30, 1996
                   and December 31, 1995.................................... 3

            Consolidated Statements of Operations and Deficit
                   Accumulated During the Development Stage
                   for the three months and six months ended
                   June 30, 1996 and June 30, 1995 and for the period
                   from inception (January 23, 1990) to June 30, 1996....... 4

            Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1996 and June 30, 1995 and for
                   the period from inception (January 23, 1990)
                   to June 30, 1996......................................... 5

            Notes to Consolidated Financial Statements...................... 6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................... 8


PART II.  OTHER INFORMATION................................................ 11


SIGNATURES................................................................. 12


                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                            June 30,     December 31,
                                              1996           1995
                                          -------------  -------------
                 ASSETS
Current assets:
    Cash and cash equivalents...........  $  9,383,049   $ 15,896,373
    Short-term investments..............     3,735,886      6,325,502
    Prepaid and other current assets....       652,809        440,376
                                          -------------  -------------
     Total current assets...............    13,771,744     22,662,251
Equipment and leasehold improvements,
 net....................................     2,192,452      2,268,234
Other assets                                    35,868         19,426
                                          -------------  -------------
     Total assets.......................  $ 16,000,064   $ 24,949,911
                                          =============  =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued
     expenses...........................  $    841,958   $  2,313,847
    Accrued legal costs.................       191,711        695,499
    Current portion of capital lease
     obligations........................       210,002         43,114
                                          -------------  -------------
     Total current liabilities..........     1,243,671      3,052,460
Long-term portion of capital lease
 obligations............................       453,109         93,600


Commitments and contingencies...........             _              _

Stockholders' equity:
    Preferred stock, $.01 par value,
     10,000,000 shares authorized;
     6,903 shares of Series D preferred
     stock issued and outstanding
     at June 30, 1996 and December
     31, 1995...........................     4,521,954      4,306,520
    Common stock, $.01 par value,
     authorized 50,000,000 at
     June 30, 1996 and December 31,
     1995; and outstanding 10,168,080
     shares at June 30, 1996 and
     10,145,580 shares at December
     31, 1995...........................       101,681        101,456

    Additional paid-in capital..........    64,099,251     63,420,487
    Cumulative dividends on preferred
     stock..............................    (2,512,387)    (2,296,953)
    Deferred compensation...............    (2,033,807)    (1,849,150)
    Deficit accumulated during the
    development stage ..................   (49,873,408)   (41,878,509)
                                          -------------  -------------
      Total stockholders' equity........    14,303,284     21,803,851
                                          -------------  -------------
        Total liabilities and
         stockholders' equity...........  $ 16,000,064   $ 24,949,911
                                          =============  =============



              The accompanying notes are an integral part of the
                       consolidated financial statements

                            ERGO SCIENCE CORPORATION
                        (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE



                                                                                                                       Period From
                                                                                                                        Inception
                                      Three Months Ended June 30,               Six Months Ended June 30,         (January 23, 1990)
                                     --------------------------------          --------------------------               through
                                        1996                  1995                1996             1995               June 30, 1996
                                      --------              --------            --------         --------             -------------
Revenues:
    Licensing and supplier fees..                                                                                           355,671
    Interest..................... $    195,914        $     23,140        $     466,316        $     40,408            $  1,023,802
                                    -----------         -----------         ------------        ------------            ------------

                                       195,914              23,140              466,316              40,408               1,379,473

Operating expenses:
    Research and development.....    3,124,768           2,049,573            6,051,177           4,010,766              25,496,445

    Purchase of in-process
    research and development.....            _           5,520,000              168,750           5,520,000               7,188,814


    General and administrative...    1,168,160             970,724            2,241,288           2,901,173              18,381,229

                                    -----------         ------------        ------------        ------------            ------------

                                     4,292,928           8,540,297            8,461,215          12,431,939              51,066,488

                                    -----------         -----------          -----------        ------------            ------------

       Net loss..................   (4,097,014)         (8,517,157)          (7,994,899)        (12,391,531)            (49,687,015)

 Accretion of dividends on
  preferred stock................     (108,784)           (364,790)            (215,434)           (633,071)             (2,226,320)



Dividends on redeemable
 preferred  stock................             _                   _                    _                   _             (7,123,536)



Dividends on preferred
 stock..........................              _                   _                    _                   _             (2,018,763)

                                     ----------          ----------           ----------          ----------             ----------
Net loss to common
 stockholders..................    $(4,205,798)        $(8,881,947)         $(8,210,333)       $(13,024,602)           $(61,055,634)

                                    ===========         ===========          ===========        ============            ============


Net loss per common share......          $(.41)             $(2.28)               $(.81)             $(3.35)
                                    ===========         ===========          ===========        ============

Weighted average common
  shares outstanding ...........    10,168,080           3,887,838           10,157,489           3,887,838
                                    ===========         ===========          ===========        ============






   The accompanying notes are an integral part of the consolidated financial statements

                                              ERGO SCIENCE CORPORATION
                                          (A Development Stage Enterprise)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Period From Inception
                                                Six Months Ended June 30,                 (January 23, 1990)
                                          -----------------------------------------            through
                                                       1996                  1995             June 30, 1996
                                              -----------------------  ----------------  -------------------------
Cash flows from operating activities:
  Net loss...............................          $(7,994,899)          $(12,391,531)          $(49,687,015)
  Adjustments to reconcile net loss to
    cash used by operating
    activities:
    Depreciation and amortization........              961,059                615,310              3,410,428
    Noncash purchase of in-process
      research and development...........              168,750              5,520,000              5,688,814
    Loss on sale of equipment............                    _                      _                 28,331
    Noncash charge for renegotiated
      supplier agreement.................                    _              1,089,356              1,747,931
    Other noncash charges................                    _                 18,018                 86,347
    Changes in operating assets and
     liabilities:
     Prepaid and other current assets....             (212,432)                (6,373)              (652,808)
     Other assets........................              (16,446)                13,404                (88,014)
     Accounts payable and accrued
      expenses...........................           (2,144,427)              (256,129)               834,918
     Deferred revenue....................                    _                      _              5,559,714
                                                  ------------            ------------           ------------

Net cash used in operating activities               (9,238,395)            (5,397,945)           (33,071,354)
                                                  -------------           ------------           ------------

Cash flows from investing activities:
    Purchase of short-term investments...           (3,992,884)                     _            (10,318,386)
    Proceeds from sale and maturity of
      short-term investments.............            6,582,501                      _              6,582,501
    Purchase of equipment and leasehold
      improvements.......................             (408,943)              (429,046)            (4,116,810)
    Proceeds received on sale of
      equipment..........................                    _                      _                 31,724
                                                  ------------            ------------           ------------

Net cash provided by (used in)
  investing activities..................             2,180,674               (429,046)            (7,820,971)
                                                  -------------           ------------           ------------

Cash flows from financing activities:
    Proceeds from issuance of
      convertible debt, net.............                     _                      _              3,409,552
    Distribution paid to S Corp
      stockholder.......................                     _                      _               (186,393)
    Principal payments under capital
      lease obligations.................               (23,321)               (17,763)               (82,369)
    Proceeds from issuance of promissory
      notes.............................                     _              3,000,000              7,000,000
    Repayment of promissory notes.......                     _             (3,000,000)            (3,000,000)
    Proceeds from issuance of common
    stock and Series D redeemable stock.                     _              1,376,666              1,392,686
    Proceeds received from capital
      contributions.....................                     _                      _                102,176
    Proceeds from issuance of Series B
      and C redeemable convertible
       preferred stock..................                     _              4,999,892             18,041,528
    Proceeds from issuance of common
      stock, net of issuance costs......                     _                      _             23,030,476
    Proceeds from stock options
      exercised.........................                18,000                      _                 18,000
    Proceeds from sale-leaseback
      agreement.........................               549,718                      _                549,718
                                                  ------------            ------------          ------------

Net cash provided by financing
 activities.............................               544,397              6,358,795             50,275,374
                                                  ------------            ------------         -------------

Net increase (decrease) in cash and
 cash equivalents.......................            (6,513,324)               531,804              9,383,049

Cash and cash equivalents at beginning
 of period..............................            15,896,373              1,880,982                      _
                                                  ------------            ------------         -------------

Cash and cash equivalents at end of
 period.................................           $ 9,383,049           $  2,412,786           $  9,383,049
                                                  ============           ============           ============

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

     Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1996 and 1995.

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

     At June 30, 1996 and December 31, 1995, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.   SHORT-TERM INVESTMENTS

     The following is a summary of securities with maturities greater than three months not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                   June 30, 1996  December 31, 1995
                                   -------------  -----------------

Commercial paper                      $1,250,000         $2,388,948
US treasury bills                      2,485,886                  _
Federal agency notes                           _          3,936,554
                                      ----------         ----------
   Total short-term investments       $3,735,886         $6,325,502
                                      ==========         ==========


   The held-to-maturity securities are short-term in nature. Changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Since inception, the Company has been engaged in the discovery and development of novel treatments for metabolic disorders and cancer. The Company has dedicated most of its financial resources to ERGOSET research and development, general and administrative expenses, and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and does not expect to generate revenues for several years, if at all. The Company has been unprofitable since its inception, and the Company's accumulated deficit was $49,873,408 as of June 30, 1996. Although the Company intends to enter into collaborative relationships, it expects to incur substantial and increasing losses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1995 and 1996

   Total revenues increased from $23,140 and $40,408 for the three month and six month periods ended June 30, 1995, respectively, to $195,914 and $466,316 for the same periods in 1996. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increases in interest income are attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during the first and second quarters of 1996, compared to the first and second quarters of 1995. These amounts increased as a result of proceeds received from the Company's initial public offering in December 1995.

   Research and development expenses decreased from $7,569,573 and $9,530,766 for the three month and six month periods ended June 30, 1995, respectively, to $3,124,768 and $6,219,927 for the same periods in 1996. The decreases were due to the purchase of in-process research and development in the second quarter of 1995 which totaled $5,520,000. Excluding the purchase of in-process research and development, expenses increased $1,075,195 and $2,040,411 for the three month and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases were principally the result of greater expenses related to Phase III clinical trials for ERGOSET, continued progress on several earlier stage research programs including those in metastatic breast cancer and photodynamic therapy, and the hiring of additional research personnel.

   General and administrative expenses increased from $970,724 for the three months ended June 30 1995, to $1,168,160 for the same period in 1996, but decreased from $2,901,173 for the six months ended June 30 1995, to $2,241,288 for the same period in 1996. The decrease in the six month period was principally due to a net charge of $1,089,356 recorded in the first quarter of 1995 related to a renegotiated supply agreement. Excluding this nonrecurring, noncash charge, general and administrative expenses increased $429,471 in the first half of 1996, compared to the same period in 1995. The 1996 increases were mainly due to the hiring of additional administrative personnel.

   As a result of the foregoing items, net loss to common stockholders decreased from $8,881,947 and $13,024,602 for the three month and six month periods ended June 30, 1995, respectively, to $4,205,798 and $8,210,333 for the same periods in 1996. The decreases were primarily due to the costs associated with the purchases of in-process research and development and the renegotiated supply agreement that were recognized in the first half of 1995. The net loss per common share decreased from $(2.28) and $(3.35) for the three month and six month periods ended June 30, 1995, respectively, to $(.41) and $(.81) for the same periods in 1996. The declines in net loss per common share were attributable to the decreased loss to common stockholders and the increase in weighted average common shares outstanding resulting from the Company's initial public offering in December 1995. For both the three month and six month periods ended June 30, 1995, the weighted average common shares outstanding was 3,887,838, compared to 10,168,080 and 10,157,489 for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company's primary source of cash has been from financing activities, which have consisted of private placements of equity securities and its initial public offering. Private placements of equity securities through June 30, 1996, provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Cash and cash equivalents were $15,896,373 and $9,383,049, while short term investments were $6,325,502 and $3,735,886, at December 31, 1995 and June 30, 1996, respectively. The decrease in cash, cash equivalents and short-term investments at June 30, 1996, was due primarily to the funding of the Company's operations.

   The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. As of June 30, 1996, the Company's net investment in equipment and leasehold improvements was $2,192,452. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

   The Company believes that its available cash, cash equivalents, short-term investments and expected interest income, will be adequate to fund its current
and anticipated levels of operations through mid-1997.   Before then, the
Company will need to raise additional capital through the sale of securities in the public or private equity markets or by entering into a collaborative arrangement with another company. There can be no assurance, however, that events in the Company's research and development programs or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. The Company is pursuing additional research and development of ERGOSET and other product candidates to treat obesity, breast cancer and other diseases. The Company will require additional financing to expand and complete that research and development. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

   The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

RECENT DEVELOPMENTS

   On July 18, 1996, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the underwritten offering by the Company of 2,500,000 shares of common stock. There can be no assurance, however, that this offering will be completed or, if completed, as to the amount of proceeds that will be raised by the Company therein.


   This document contains statements which are forward looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. See "Item 1. Business-- Risks Associated with Business Activities" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995, for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements.

                                    PART II

                               OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on June 25, 1996. At the meeting, the following actions were taken by the Company's stockholders:


          -  The following individuals were elected to the Company's Board of
          Directors:

             J. Warren Huff
             Stephen A. Duzan

          - The Company's Amended and Restated 1995 Long Term Incentive Plan was amended to increase the number of shares available for grant from 731,525 to 1,431,525, an increase of 700,000 shares.

          - The Company's Stock Option Plan for Non-Employee Directors was approved.

          - The selection of Coopers & Lybrand L.L.P. as the Company's independent accounts for fiscal 1996 was ratified.


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




                                         ERGO SCIENCE CORPORATION



                                         By:   /s/ Alan T. Barber
                                               ------------------------
                                                     Alan T. Barber


                                         Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer (Principal Financial Officer
                                         and Principal Accounting Officer)




                                         Date:   August 8, 1996
                                                -----------------