Form 10-Q
period 1996-09-30
ERGO SCIENCE CORP
filed 1996-11-13
CIK 1002212

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                     -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from...to...

                          Commission File No. 0-24936


                           ERGO SCIENCE CORPORATION
            (Exact name of registrant as specified in its charter)


                Delaware                               04-3271667
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

         Charlestown Navy Yard
     100 First Avenue, Fourth Floor
       Charlestown, Massachusetts                        02129
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (617) 241-6800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 1, 1996 there were 13,015,786 shares of common stock, par value $.01 per share, of the registrant outstanding.


================================================================================

                            ERGO SCIENCE CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I.  FINANCIAL INFORMATION

     ITEM 1.    Financial Statements

                Consolidated Balance Sheets as of September 30, 1996
                     and December 31, 1995.................................. 3

                Consolidated Statements of Operations and Deficit
                     Accumulated During the Development Stage
                     for the three months and nine months ended
                     September 30, 1996 and September 30, 1995 and
                     for the period from inception (January 23, 1990)
                     to September 30, 1996.................................. 4

                Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 1996 and September 30, 1995
                     and for the period from inception (January 23, 1990)
                     to September 30, 1996.................................. 5

                Notes to Consolidated Financial Statements.................. 6

     ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................... 8


PART II. OTHER INFORMATION..................................................11

SIGNATURES..................................................................13

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                                September 30,   December 31,
                                                                                     1996           1995
                                                                                --------------  -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents...................................................     $ 24,059,338   $ 15,896,373
  Short-term investments......................................................       18,278,382      6,325,502
  Prepaid and other current assets............................................          266,200        440,376
                                                                                   ------------   ------------
     Total current assets.....................................................       42,603,920     22,662,251
Equipment and leasehold improvements, net.....................................        2,536,095      2,268,234
Other assets..................................................................           27,928         19,426
                                                                                   ------------   ------------
    Total assets..............................................................     $ 45,167,943   $ 24,949,911
                                                                                   ============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......................................     $  1,595,698   $  2,313,847
  Accrued legal costs.........................................................          112,321        695,499
  Current portion of capital lease obligations................................          179,261         43,114
                                                                                   ------------   ------------
    Total current liabilities.................................................        1,887,280      3,052,460
Long-term portion of capital lease obligations................................          434,922         93,600

Commitments and contingencies.................................................               --             --

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
   6,903 shares of Series D preferred stock issued and outstanding
   at September 30, 1996 and December 31, 1995................................        4,631,805      4,306,520
  Common stock, $.01 par value, authorized 50,000,000 at
   September 30, 1996 and December 31, 1995; issued and
   outstanding 13,015,786 shares at September 30, 1996 and
   10,145,580 shares at December 31, 1995.....................................          130,158        101,456

  Additional paid-in capital..................................................       97,397,797     63,420,487
  Cumulative dividends on preferred stock.....................................       (2,622,238)    (2,296,953)
  Deferred compensation.......................................................       (1,749,893)    (1,849,150)
  Deficit accumulated during the development stage............................      (54,941,888)   (41,878,509)
                                                                                   ------------   ------------
    Total stockholders' equity................................................       42,845,741     21,803,851
                                                                                   ------------   ------------
       Total liabilities and stockholders' equity.............................     $ 45,167,943   $ 24,949,911
                                                                                   ============   ============




   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                         DURING THE DEVELOPMENT STAGE

                                                                                                              Period From
                                                                                                               Inception
                                    Three Months Ended September 30,    Nine Months Ended September 30,    (January 23, 1990)
                                    --------------------------------    -------------------------------         through
                                       1996                1995            1996               1995         September 30, 1996
                                    ------------       -------------    -------------      ------------    ------------------
Revenues:
  Licensing and supplier fees....            --                  --               --                 --     $    355,671
  Interest.......................   $   373,710        $     16,185     $    840,025       $     56,593        1,397,511
                                    -----------        ------------     ------------       ------------     ------------
                                        373,710              16,185          840,025             56,593        1,753,182
Operating expenses:
  Research and development.......     2,872,012           2,078,561        8,923,045          6,089,263       28,368,457
  Purchase of in-process
  research and development......            --                  --           168,750          5,520,064        7,188,814

  General and administrative.....     2,570,177           1,903,474        4,811,609          4,804,647       20,951,406
                                    -----------        ------------     ------------       ------------     ------------
                                      5,442,189           3,982,035       13,903,404         16,413,974       56,508,677
                                    -----------        ------------     ------------       ------------     ------------
    Net loss.....................    (5,068,479)         (3,965,850)     (13,063,379)       (16,357,381)     (54,755,495)
Accretion of dividends on
 preferred stock.................      (109,851)            354,816         (325,285)          (278,255)      (2,336,171)

Dividends on redeemable
 preferred stock.................            --          (7,123,536)              --         (7,123,536)      (7,123,536)

Dividends on preferred
 stock...........................            --                  --               --                 --       (2,018,763)
                                    -----------        ------------     ------------       ------------     ------------
Net loss to common
 stockholders....................   $(5,178,330)       $(10,734,570)    $(13,388,664)      $(23,759,172)    $(66,233,965)
                                    ===========        ============     ============       ============     ============
Net loss per common share........        $(0.45)             $(2.76)         $(1.26)             $(6.11)
                                    ===========        ============     ============       ============

Weighted average common
 shares outstanding..............    11,634,943           3,887,838       10,653,569          3,887,838
                                    ===========        ============     ============       ============

   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Period From Inception
                                                       Nine Months Ended September 30,      (January 23, 1990)
                                                     ----------------------------------         through
                                                          1996                  1995        September 30, 1996
                                                     -------------         ------------    ---------------------
Cash flows from operating activities:
Net loss............................................ $(13,063,379)         $(16,357,381)        $(54,755,494)
Adjustments to reconcile net loss to cash used
  by operating activities:
  Depreciation and amortization.....................    2,616,323               838,683            5,065,692
  Noncash purchase of in-process
    research and development........................      168,750             5,520,064            5,688,814
  Loss on sale of equipment.........................           --                    --               28,331
  Noncash charge for renegotiated supplier
    agreement.......................................           --             1,089,356            1,747,931
  Other noncash charges.............................           --                    --               86,347
  Changes in operating assets and liabilities:
    Prepaid and other current assets................      174,177               (51,584)            (266,199)
    Other assets....................................       (8,503)               12,658              (80,071)
    Accounts payable and accrued expenses...........   (1,470,077)              975,731            1,509,267
    Deferred revenue................................           --              (184,615)           5,559,714
                                                     ------------          ------------         ------------
Net cash used in operating activities...............  (11,582,709)           (8,157,088)         (35,415,668)
                                                     ------------          ------------         ------------

Cash flows from investing activities:
  Purchase of short-term investments................  (22,285,380)                   --          (28,610,882)
  Proceeds from maturity of short-term
     investments....................................   10,332,501                    --           10,332,501
  Purchase of equipment and leasehold
     improvements...................................   (1,050,734)             (525,014)          (4,758,601)
  Proceeds received on sale of equipment............           --                    --               31,724
                                                     ------------          ------------         ------------
Net cash used in investing activities...............  (13,003,613)             (525,014)         (23,005,258)
                                                     ------------          ------------         ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt, net...           --                    --            3,409,552
  Distribution paid to S Corp stockholder...........           --                    --             (186,393)
  Principal payments under capital lease
    obligations.....................................      (72,248)              (27,868)            (131,296)
  Proceeds from issuance of promissory notes........           --             4,000,000            7,000,000
  Repayment of promissory notes.....................           --            (3,000,000)          (3,000,000)
  Proceeds from issuance of common stock and
    Series D redeemable preferred stock.............           --             1,376,666            1,392,686
  Proceeds received from capital contributions......           --                    --              102,176
  Proceeds from issuance of Series B and C
    redeemable convertible preferred stock..........           --             4,999,892           18,041,528
  Proceeds from issuance of common stock, net
    of issuance costs...............................   32,249,817                    --           55,280,293
  Proceeds from stock options exercised.............       22,000                    --               22,000
  Proceeds from sale-leaseback agreement............      549,718                    --              549,718
                                                     ------------          ------------         ------------
Net cash provided by financing activities...........   32,749,287             7,348,690           82,480,264
                                                     ------------          ------------         ------------

Net increase (decrease) in cash and cash
 equivalents........................................    8,162,965            (1,333,412)          24,059,338

Cash and cash equivalents at beginning of
 period.............................................   15,896,373             1,880,982                   --
                                                     ------------          ------------         ------------
Cash and cash equivalents at end of period.......... $ 24,059,338          $    547,570         $ 24,059,338
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

       Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1996 and 1995.

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

       At September 30, 1996 and December 31, 1995, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

  3.   Short-term Investments

       The following is a summary of securities with maturities greater than three months not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------
Commercial paper.......................          $ 7,905,502         $2,388,948
Federal agency notes...................           10,372,880          3,936,554
                                                 -----------         ----------
       Total short-term investments...           $18,278,382         $6,325,502
                                                 ===========         ==========

       The held-to-maturity securities are short-term in nature. Changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

  4.   Capital Stock

       On August 14, 1996, the Company completed a second public offering and sold an aggregate of 2,842,706 shares of common stock at $12.25 per share resulting in net proceeds, after deducting underwriting discounts and offering costs, of $32,249,817.

  5.   Net Loss Per Common Share

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

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Overview

       Since inception, the Company has been engaged in the discovery and development of novel treatments for metabolic disorders and cancer. The Company has dedicated most of its financial resources to Ergoset/TM/ research and development, general and administrative expenses, and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and does not expect to generate revenues for several years, if at all. The Company has been unprofitable since its inception, and the Company's accumulated deficit was $54,941,888 as of September 30, 1996. Although the Company intends to enter into collaborative relationships, it expects to incur substantial and increasing losses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

  Results of Operations

  Three Months and Nine Months Ended September 30, 1995 and 1996

       Total revenues increased from $16,185 and $56,593 for the three month and nine month periods ended September 30, 1995, respectively, to $373,710 and $840,025 for the same periods in 1996. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increases in interest income are attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during the first three quarters of 1996, compared to the first three quarters of 1995. These amounts increased as a result of proceeds received from the Company's initial public offering in December 1995 and second public offering in August 1996.

       Research and development expenses increased from $2,078,561 to $2,872,012 for the three month periods ended September 30, 1995 and 1996, respectively. For the nine month periods ended September 30, 1995 and 1996, research and development expenses decreased from $11,609,327 to $9,091,795, respectively. The decrease was due to the reduction of in-process research and development purchases which totaled $5,520,064 and $168,750 through September 30, 1995 and 1996, respectively. Excluding the purchases of in-process research and development, expenses increased $2,833,782 for the nine month period ended September 30, 1996, as compared to the same period in 1995. The increases were principally the result of greater expenses related to Phase III clinical trials for Ergoset, continued progress on several earlier stage research programs including those in metastatic breast cancer and photodynamic therapy, and the hiring of additional research personnel.

       General and administrative expenses increased from $1,903,474 and $4,804,647 for the three month and nine month periods ended September 30, 1995, to $2,570,177 and $4,811,609 for the same periods in 1996. The nine month period ended September 30, 1995 included a net charge of $1,089,356 recorded in the first quarter of 1995 which related to a renegotiated supply agreement. Excluding this nonrecurring, noncash charge, general and administrative expenses increased a total of $1,096,318 for the first nine months of 1996, compared to the same period in 1995. The 1996 increases were mainly due to a $1,277,980 charge in September 1996 related to the resignation of a Company senior executive and the hiring of additional administrative personnel, and were offset by a reduction in legal costs.


       Net loss to common stockholders decreased from $10,734,570 and $23,759,172 for the three month and nine month periods ended September 30, 1995, respectively, to $5,178,330 and $13,388,664 for the same periods in 1996. The decreases were primarily due to a $7,123,536 noncash charge in the third quarter of 1995 related to a preferred stock dividend and costs associated with the purchases of in-process research and development and the renegotiated supply agreement that were recognized in the first half of 1995. The net loss per common share decreased from $2.76 and $6.11 for the three month and nine month periods ended September 30, 1995, respectively, to $0.45 and $1.26 for the same periods in 1996. The declines in net loss per common share were attributable to the decreased loss to common stockholders and the increase in weighted average common shares outstanding resulting from the Company's public stock offerings in December 1995 and August 1996. For both the three month and nine month periods ended September 30, 1995, the weighted average common shares outstanding was 3,887,838, compared to 11,634,943 and 10,653,569 for the same periods in 1996.

  Liquidity and Capital Resources

       Since its inception, the Company's primary source of cash has been from financing activities, which have consisted of private placements of equity securities and two public offerings. Private placements of equity securities through September 30, 1996, provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,249,817, net of commissions and offering costs, from the sale of stock in a second public offering. Cash and cash equivalents were $15,896,373 and $24,059,338, while short term investments were $6,325,502 and $18,278,382, at December 31, 1995 and September 30, 1996, respectively. The increase in cash, cash equivalents and short-term investments at September 30, 1996, was due primarily to the Company's second public offering.

       The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Currently, the Company is conducting clinical trials of its lead drug candidate, Ergoset, for the treatment of Type II diabetes, and a two drug combination for the treatment of breast cancer. On July 18, 1996, the Company announced the results from two Phase III trials of Ergoset as adjunctive therapy with sulfonylurea agents in the treatment of Type II diabetes. The preliminary analysis of the results of these two Phase III trials indicated that Ergoset improved control of glucose, triglycerides, cholesterol and free fatty acids. Based on its analysis of the results from these two Phase III trials, the Company intends to submit a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for Ergoset to treat Type II diabetes. The Company anticipates announcing by the end of calendar 1996 the results of a third Phase III trial of Ergoset as monotherapy in the treatment of Type II diabetes. The breast cancer clinical trial being conducted by the Company is an open label Phase II study.

       As of September 30, 1996, the Company's net investment in equipment and leasehold improvements was $2,536,095. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

       The Company believes that its available cash, cash equivalents, short-term investments and expected interest income, will be adequate to fund its current and anticipated levels of operations through mid-1998. Before then, the Company will need to raise additional capital through the sale of securities in the public or private equity markets or by entering into a collaborative arrangement with another company. There can be no assurance, however, that events in the Company's research and development programs or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. (See Part II Item 5 for a description of risk factors). The Company is pursuing additional research and development of Ergoset and other product candidates to treat obesity, breast cancer and other diseases. The Company will require additional financing to expand and complete that research and development. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

       The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

       This Form 10-Q contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements relating to the Company's intention to file an NDA, clinical development and regulatory matters (including the completion and results of trials), and the time at which the Company will be required to obtain additional funding. Forward-looking statements reflect the Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation,
 (1) there can be no assurance that the results from the third Phase III trial of Ergoset will be satisfactory, (2) data obtained from clinical trials are subject to varying interpretations and there can be no assurance that FDA (or an FDA advisory panel of experts) will agree with the Company's assessment of clinical trial results, (3) there can be no assurance of FDA approval to market Ergoset for Type II diabetes or any other indication or that FDA will not require additional clinical trials of Ergoset, (4) uncertainty related to the scientific development of a new medical therapy, (5) competition in the antidiabetic market is intense and two other products were recently approved by FDA to treat Type II diabetes, (6) the need for additional funding, and (7) the uncertainty relating to patent protection with respect to pharmaceutical and biotechnology inventions. Further information and additional important factors are set forth in (a) Part II Item 5 of this Form 10-Q, and (b) sections entitled "Risk Factors" and "Business--Ergoset for Type II Diabetes Phase III Clinical Trial Results" in a prospectus filed pursuant to Rule 424(b)(4). The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                    PART II

                               OTHER INFORMATION


  ITEM 5.   OTHER INFORMATION

        The Company's business of discovering and developing novel treatments for metabolic disorders and cancer involves significant scientific, development, clinical trial and regulatory risks, and expense. There can be no assurance that any of the Company's drug candidates will successfully meet their development goals and receive market clearance from FDA. Important milestones remain to be achieved before the Company can commercialize any of its products, and failure to achieve these milestones would have a material adverse effect on the business and financial condition of the Company and the price of the Company's common stock.

        In order for a drug as Ergoset to be approved for commercial sale, FDA and other authorities require that the safety and efficiacy of the drug be established by at least two adequate and well-controlled clinical trials. The Company has limited experience in filing and pursuing applications necessary to gain regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent FDA regulatory approval. There can be no assurance that FDA and other regulatory authorities will agree with the Company's assessment of the results of its clinical trials of Ergoset. If FDA or its advisory panel of experts disagrees with the Company's analysis of its trial results or believes that the results do not establish that Ergoset is safe and effective in the treatment of Type II diabetes, the Company will not receive the approval necessary to market Ergoset, which would have a material adverse effect on the Company.

        The Company has completed two Phase III clinical trials of its lead drug candidate, Ergoset, and expects to announce the results of a third Phase III clinical trial of Ergoset as monotherapy prior to the end of calendar 1996. There can be no assurance that the results of this third Phase III trial will be satisfactory. If the results of the third Phase III trial are not satisfactory, the Company will not be able to submit an NDA for Ergoset as monotherapy based on such trial results and would be required to conduct additional trials to apply to FDA for a monotherapy claim. Further testing of Ergoset and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The Company or FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or FDA to delay or suspend clinical trials. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years.

        In addition, the Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

        On July 18, 1996, the Company announced the results of two Phase III trials of Ergoset as a treatment of Type II diabetes. The Company filed information about those results with the Securities and Exchange Commission in a prospectus filed pursuant to Rule 424(b)(4). The sections of that filing entitled "Risk Factors" and "Business--Ergoset for Type II Diabetes Phase III Clinical Trial Results" are hereby incorporated by reference in their entirety.

        On September 12, 1996, J. Warren Huff, then President and Chief Executive Officer of the Company, resigned as an officer, director and employee of the Company (and its subsidiaries). Ronald H. Abrahams was elected a director of the Company and appointed President and Acting Chief Executive Officer of the Company.


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits:
            ---------
            10.1 - Resignation Agreement by and between Ergo Science Corporation and J. Warren Huff.

            10.2 - First Amendment to Employment Agreement by and between Ergo
                   Science Corporation and Ronald H. Abrahams.

            11   - Statement Re Computation of Loss Per Share.

            27   - Financial Data Schedule.

            Reports on Form 8-K:
            --------------------
            None.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            ERGO SCIENCE CORPORATION


                            By: /s/ Alan T. Barber
                                ------------------------------------------
                                           Alan T. Barber

                            Vice President, Finance and Administration and
                            Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)



                            Date: November 14, 1996
                                  -----------------