Form 10-K405
period 1996-12-31
ERGO SCIENCE CORP
filed 1997-03-31
CIK 1002212

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      -OR-

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the transition period from...to...

                          Commission File No. 0-24936

                           ERGO SCIENCE CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                                    04-3271667
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

              CHARLESTOWN NAVY YARD
                100 FIRST AVENUE
            CHARLESTOWN, MASSACHUSETTS                           02129
     (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code:  (617) 241-6800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997, was approximatley $94,341,000. As of March 26, 1997, there were 13,174,475 outstanding shares of the registrant's common stock.

Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K
================================================================================

                                     PART I

ITEM 1.   BUSINESS

          This Report contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's current views with respect to such events. Actual results may very materially and adversely from those anticipated, believed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially, include, without limitation, the factors set forth below in "Risk Factors."

OVERVIEW

          Ergo Science Corporation ("Ergo" or the "Company") is developing novel treatments for metabolic disorders, including Type II diabetes and obesity, and for cancer. The Company's technology uses orally administered neurotransmitter modulating drugs to address abnormalities of the neuroendocrine system. The Company believes that its approach may provide the platform for a new class of treatments for a variety of glucose and lipid metabolic disorders and cancer. The Company's lead drug candidate, ERGOSET/TM/, is a low-dose, fast-release, oral tablet formulation of bromocriptine, a dopamine agonist previously approved by the U.S. Food and Drug Administration ("FDA") to treat Parkinson's disease and other conditions. The Company recently completed three Phase III clinical trials of ERGOSET for the treatment of Type II diabetes. In two of the Phase III trials, ERGOSET was used as an adjunct to sulfonylurea agents; and in the third trial, ERGOSET was used as monotherapy. Analysis of the Phase III clinical trials indicated that ERGOSET improved control of glycated hemoglobin A\\1c\\ (HbA\\1c\\), glucose, triglycerides, and free fatty acids in Type II diabetics compared to placebo. The Company plans to submit a New Drug Application ("NDA") to FDA for ERGOSET to treat Type II diabetes in mid-1997. Ergo currently retains all marketing rights to its drug candidates.

          One of the primary measures of blood glucose levels in diabetics is HbA\\1c\\. In the three Phase III clinical trials of ERGOSET for the treatment of Type II diabetes, known collectively as the TRIAD Study (Time-Regulated Intervention in Adult Diabetes), treatment with ERGOSET reduced HbA\\1c\\ compared to placebo. Analysis of the two adjunctive trials indicates that ERGOSET treatment resulted in an average decrease in HbA\\1c\\ of 1% compared with placebo in the 60 percent of subjects who were classified as pre-defined ERGOSET responders. Compared to baseline, the reduction for responders was 0.6%. In the monotherapy trial, treatment with ERGOSET resulted in a similar decrease of 1% HbA\\1c\\ in the ERGOSET responder group compared to placebo and 0.7% compared to baseline.

          Reduction in the level of blood glucose in Type II diabetics reduces the severity and the risk of developing microvascular complications such as kidney failure, blindness and peripheral neuropathy. Reduction in both blood glucose levels and blood lipid levels is also believed to lower the incidence and degree of cardiovascular complications which are the leading cause of death
in subjects with Type II diabetes.   Treatment with ERGOSET in the Phase III
trials resulted in clinically meaningful reductions of triglycerides and free fatty acids compared to placebo. Additionally, the TRIAD study indicated that
ERGOSET treatment was safe and generally well-tolerated.   See "Business--
Development of ERGOSET and Other Products for Diabetes-- Clinical Trials of ERGOSET for Type II Diabetes" and "Risk Factors-- Forward Looking Statements and Associated Risks."

          In 1997 Ergo plans to commence additional Phase II clinical trials of ERGOSET for the treatment of obesity. See "Business-- Development of ERGOSET and Other Products for the Treatment of Obesity." Currently, the Company is continuing to enroll subjects in a small Phase II clinical trial of ERGOSET in combination with another neurotransmitter modulating compound for the treatment of metastatic breast cancer which was begun in late 1995. See "Business-- Development of ERGOSET for the Treatment of Cancer." The Company is also screening for lead clinical candidates for use in photodynamic therapy ("PDT") to treat various cancers and dopamine agonists for Type II diabetes and obesity. See "Business--Development of Photodynamic Therapy (PDT) for the Treatment of Cancer," and "Business--Development of ERGOSET and Other Products for Diabetes--Additional ERGOSET Clinical Trials."

          The Company's technology platform is based on over thirty years of research by the Company's founding scientists into the regulation of glucose and lipid metabolism by the neuroendocrine system. In many species, animals become obese and insulin resistant as a means of surviving adverse environmental conditions such as low food availability, migration or hibernation. These animals then revert to a lean, insulin sensitive condition when environmental conditions become more favorable. Ergo's founding scientists have demonstrated that the shift from the lean to the obese condition in these animals is associated with a shift in the daily patterns of the neuroendocrine system, i.e. a shift in the daily patterns of the levels of neurotransmitters in the brain and hormones throughout the body. Ergo's scientists have further demonstrated that an animal can be switched from an obese state to a lean state by "resetting" the daily neuroendocrine patterns from those associated with obesity to those associated with the lean animal. The Company's research indicates that obese and diabetic humans have daily neuroendocrine patterns that are different from healthy subjects. The Company's strategy for treating Type II diabetes and obesity in humans is to administer neurotransmitter modulating drugs such as ERGOSET on a timed basis to reset the daily neuroendocrine patterns of obese and Type II diabetic patients to more closely resemble the daily neuroendocrine patterns of lean, non-diabetic subjects. See "Business -History and Science of the Company's Technology and Preclinical Research."

          The following table illustrates the status of the Company's current product development efforts:

-----------------------------------------------------------------------------------------------------------
   PRODUCT CANDIDATE              DISEASE INDICATIONS                        STATUS
-----------------------------  ------------------------  ----------------------------------------------------
                                 METABOLIC DISORDERS

ERGOSET as adjunctive          Type II diabetes          NDA preparation in progress; two Phase III
 therapy with sulfonylureas                              clinical trials completed 1996

ERGOSET as monotherapy         Type II diabetes          NDA preparation in progress; Phase III clinical
                                                         trial completed 1996

ERGOSET as adjunctive          Type II diabetes          Phase II clinical trial planned for 1997
 therapy with insulin

ERGOSET with hypocaloric       Reduce Weight and Fat     Phase II clinical trials planned for 1997
 diet                          in Type II diabetics


ERGOSET with hypocaloric       Obesity                   Phase II clinical trial planned for first half
 diet                                                    of 1997

D1/D2 combination (1)          Type II diabetes          Preclinical research; selection of lead clinical
                               Obesity                   candidate planned for 1997

Dopamine agonist/serotonin     Type II diabetes          Preclinical research
 agonist                       Obesity

                               IMMUNE DISORDERS/CANCER

ERGOSET/serotonin agonist      Metastatic breast cancer  Phase II clinical trial currently enrolling subjects

PDT and PDT/immune             Cancer                    Preclinical research ongoing and selection of
 regulation                                              lead clinical candidate planned for 1997
-----------------------------------------------------------------------------------------------------------

-----------------------
(1) Dopamine agonists


DEVELOPMENT OF ERGOSET AND OTHER PRODUCTS FOR DIABETES

          Diabetes as a Metabolic Disorder. The Company's primary research focus is the treatment of Type II diabetes and obesity. These metabolic disorders involve defects in the complex relationship between glucose and fat metabolism. To sustain life, the human body must convert food into glucose, a simple form of sugar, for use as a source of energy for the body's cells. When glucose is abundant, it is converted into fat (triglycerides) and stored in the adipose tissue for use when food is not available. When glucose is not available from food, triglycerides in the adipose tissue are broken down into free fatty acids that stimulate glucose production by the liver. Insulin, which is secreted by the pancreas, plays an important role in regulating the level of glucose in the blood stream by stimulating the use of glucose as fuel and by inhibiting the production of glucose in the liver. In a healthy metabolic state, a balance is maintained between the sources and uses of glucose and the sources and uses of fat.

          Characteristics of Diabetes.   The term diabetes refers to a group of
disorders that show a single common feature: abnormally high levels of glucose in the blood. Type I diabetes (juvenile-onset diabetes or insulin dependent diabetes) results from a rapidly progressive dysfunction of the pancreas in producing insulin. Type II diabetes (adult onset or noninsulin dependent diabetes mellitus) is believed to involve a slow insidious process referred to as "insulin resistance." Insulin resistance occurs when insulin-stimulated uptake of glucose into peripheral cells is impaired and the inhibitory effect of insulin on glucose production in the liver is reduced. This condition leads to excessive blood levels of glucose (hyperglycemia). Hyperglycemia in both Type I and Type II diabetics is accompanied by increases in the blood levels of triglycerides, free fatty acids, and other lipids. Type II diabetes is a chronic and incurable disease that accounts for 90% to 95% of all diagnosed cases of diabetes. It is a leading cause of death in the United States.

          Many researchers believe that Type II diabetics develop insulin resistance first, then impaired glucose tolerance, and finally diabetes. Due to a combination of environmental and genetic factors, people develop insulin resistance and compensate for modest insulin resistance by secreting more insulin to maintain control of their blood glucose levels. Despite increased insulin production, some people lose their ability to control blood glucose over time as their insulin resistance increases. At this stage, the person develops impaired glucose tolerance, a condition characterized by normal blood glucose levels before eating and hyperglycemia after eating. When a person loses the ability to regulate blood glucose levels and exhibits persistent hyperglycemia, the person is considered to be a Type II diabetic.

          When blood glucose levels are not controlled within a narrow range, severe complications can result. Hyperglycemia over an extended period of time is believed to damage the linings of blood vessels, causing the micro- and macrovascular complications characteristic of Type II diabetes such as disorders of the retinal and renal vasculature and loss of circulation in the extremities which may lead to amputation, respectively. In addition, hyperglycemia and the associated high blood levels of triglycerides, free fatty acids, and total cholesterol are believed to lead to cardiovascular disease including coronary artery disease. Approximately 70% to 80% of Type II diabetics are obese, and mortality in most Type II diabetics is caused by cardiovascular disease and stroke, which are commonly associated with hyperlipidemia and obesity.

          Need for New Diabetes Treatments.   There is no cure for diabetes.
After diagnosis, the first course of therapy for Type II diabetics is to try to control hyperglycemia through diet and exercise. If this fails to achieve glycemic control, the subjects typically begin medication. The two leading medications for Type II diabetes have traditionally been insulin and a class of oral drugs called sulfonylureas. Each of these drugs reduces glucose levels by increasing serum insulin levels. Many subjects initially take sulfonylureas, which work by stimulating the production of insulin in the pancreas. The labeling of sulfonylureas includes a special warning on the possible increased risk of cardiovascular mortality from the use of the drugs. Researchers suspect that the increased risk of cardiovascular disease may be the result of above-normal levels of serum insulin, which may stimulate the liver to increase lipid levels in the bloodstream, contributing to atherosclerosis and obesity. Many patients who take sulfonylureas still experience elevated blood glucose and lipid levels. Over time, many Type II diabetics taking sulfonylureas lose their ability to control glucose levels, and may eventually lose their ability to secrete insulin. In either case, the Type II diabetic must then begin daily insulin injections. An estimated 40 percent of Type II diabetics are currently taking insulin according to the American Diabetes Association. For these reasons, there is a need for new diabetes therapies that improve control of blood glucose and the co-morbid conditions associated with the disease.

          In recent years the FDA has approved three new drugs for the treatment of Type II diabetes whose mechanisms of action are different than sulfonylureas. Metformin (trade name Glucophage(R)), was approved for monotherapy and adjunctive therapy for patients taking sulfonylureas in March 1995 and is sold by Bristol-Myers Squibb Company. Glucophage is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect. Precose was approved for monotherapy and adjunctive therapy in September 1995 and is sold in the United States under the name Acarbose(R) by Bayer Corporation (previously sold in Europe under the name Glucobay/TM/). Acarbose is an alpha-glucosidase inhibitor which works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Acarbose reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects in most users. Troglitazone, sold by Warner Lambert Company under the name Rezulin(R), was approved in January 1997. Rezulin has been approved for use in treating diabetics who are taking insulin. It is believed to work in part by increasing the body's sensitivity to insulin. See "Business-- Competition."

          Demographics and Market Size.   The American Medical Association and
the American Diabetes Association ("ADA") estimate that approximately 15 million people suffered from Type II diabetes in the United States in 1996, of whom approximately seven and a half million have been diagnosed with the disease. Another 20 million Americans are estimated to have impaired glucose tolerance. Oral antidiabetic agents are a leading class of pharmaceutical products for the treatment of diabetes with total sales of approximately $1 billion in the United States during 1996. Insulin, used by an estimated 40% of Type II diabetics, is also a leading pharmaceutical product with annual sales of approximately $1 billion in the United States during 1996.

          ERGOSET in the treatment of Type II Diabetes. ERGOSET is a low-dose, fast-release, once-daily oral tablet formulation of bromocriptine, a dopamine agonist. ERGOSET tablets are formulated to permit titration of the drug at low doses to minimizes gastrointestinal side effects. The active ingredient in ERGOSET has been approved by FDA for approximately 20 years to treat Parkinson's
disease and other conditions.   The Company selected bromocriptine for use in
treating Type II diabetes primarily because of its ability to increase dopaminergic activity in the hypothalamus area of the brain. In the Phase III clinical trials, ERGOSET was administered each day at approximately 8:00 a.m. This treatment with ERGOSET is believed to help restore a more normal daily pattern of dopaminergic activity in the brain, which is believed to be a central regulator of lipid and glucose metabolism. The Company's research indicates that healthy lean subjects evidence high levels of dopaminergic activity during the daytime and that obese and Type II diabetic patients evidence low levels of dopaminergic activity during that time period.

Clinical Trials of ERGOSET for Type II Diabetes

          The primary focus of the Company's clinical trials to date has been to study the effects of ERGOSET on glucose and lipid metabolism for the treatment of Type II diabetes and obesity. The Company began clinical trials of ERGOSET for the treatment of Type II diabetes in 1992 and in 1996 completed its three Phase III clinical trials of ERGOSET as adjunctive and monotherapy for Type II diabetes.

          Ergo initiated its three double-blinded, placebo-controlled Phase III clinical trials of ERGOSET treatment in obese, Type II diabetics in January 1995. The Company enrolled over 650 subjects in the three clinical trials, two of which studied ERGOSET as adjunctive therapy and one of which studied ERGOSET as monotherapy. The primary clinical endpoint of each of the Phase III clinical trials was to achieve a clinically and statistically significant reduction in blood levels of HbA\\1c\\, which is considered a reliable indicator of glycemic control in diabetics, and is the primary measure of blood glucose control used by the FDA to determine the efficacy of drug candidates in diabetics. In the Phase III clinical trials of ERGOSET as adjunctive therapy, ERGOSET or placebo was given daily at approximately 8:00 a.m. to nearly 500 Type II diabetics who were on weight-maintaining diets and who were taking sulfonylurea agents. In the monotherapy Phase III clinical trial, ERGOSET or placebo was given daily at approximatley 8:00 a.m. to nearly 160 Type II diabetics who were on a weight-maintaining diet but were not on any other diabetes medication.

          In 1996, the Company announced that analysis of the three completed Phase III trials indicated that ERGOSET improved control of HbA\\1c\\, glucose, triglycerides and free fatty acids in Type II diabetics on both a monotherapy and adjunctive therapy basis. The analysis also showed that ERGOSET was generally well-tolerated. The following table summarizes the changes in HbA\\1c\\ levels in the Phase III clinical trials of subjects taking ERGOSET versus subjects taking placebo, the results of which are discussed in further detail below:

                                           CHANGE IN HbA\\1C\\ COMPARED TO PLACEBO
                               Intent-to-Treat                                               Responders
                      ---------------------------------------                             --------------
                           Endpoint*                      Week 24*                             Week 24
Adjunctive Therapy       -0.6 (p(less than)0.0001)    -0.6 (p(less than)0.0001)             -1.0 (p(less than)0.0001)
Monotherapy              -0.4 (p=0.03)                -0.6 (p(less than)0.02)               -1.0 (p(less than)0.0001)

_________________

* Intent to treat endpoint analysis includes all subjects who received study drug and had at least one subsequent visit and carries forward to the end their last observation. Intent to treat Week 24 analysis includes values of all subjects who actually completed the study.


          The Adjunctive Therapy Trial Results. In the two studies of ERGOSET as adjunctive therapy, all subjects were overt diabetics with average baseline fasting glucose and HbA\\1c\\ levels of 223 mg/dL and 9.4%, respectively. Baseline fasting serum triglycerides and total cholesterol were 248 mg/dL and 212 mg/dL, respectively. Baseline fasting free fatty acids were 847 u eq/L in the one study for which this parameter is available.

          On an intent-to-treat basis, the adjunctive therapy trials indicated that ERGOSET improved glycemic control as measured by a reduction in HbA\\1c\\ compared with placebo of 0.6% (p(less than)0.0001). In the pre-defined responder group, ERGOSET resulted in decreases in HbA\\1c\\ of 1% (p(less than)0.0001) compared with placebo, and a decrease of 0.6% (p(less than)0.0001) compared with baseline. The pre-defined responder criterion was designed to identify responders to ERGOSET shortly after the initiation of treatment. Responders were defined as those individuals on ERGOSET who had at least a 0.3% decrease in HbA\\1c\\ from baseline after eight weeks of treatment. According to this pre-established criterion, approximately 60% of all subjects on ERGOSET were classified as responders.

          In the two adjunctive Phase III trials, treatment with ERGOSET resulted in reductions in levels of fasting serum triglycerides and fasting free fatty acids compared with placebo. On an intent-to-treat basis, ERGOSET treatment reduced fasting serum triglycerides by 61 mg/dL (p=0.0058), a 24% reduction compared to placebo. In the one study for which free fatty acids results are available, ERGOSET treatment resulted in a reduction of fasting serum free fatty acids of 150 u eq/L (p=.0424) compared to placebo on an intent-to-treat basis.

         This analysis also showed that ERGOSET treatment was generally well-tolerated. The most frequently reported side effects were nausea, fatigue, and dizziness which are known to be asociated with the use of bromocriptine. Most side effects reported were mild to moderate in degree and transient in nature. The combined discontinuation rate in the two trials due to side effects was approximately 13% for ERGOSET compared with approximately 2% in the placebo group.

          The Monotherapy Trial Results. The Company's Phase III clinical study of ERGOSET as monotherapy treatment for Type II diabetes demonstrated reductions in HbA\\1c\\ consistent with the HbA\\1c\\ results in the Company's two earlier adjunctive therapy trials. Of the 122 subjects who completed the 24 week trial, 60 received ERGOSET and showed a statistically significant 0.6% (p(less than)0.02) reduction compared to placebo in HbA\\1c\\. Sixty-two percent of the subjects receiving ERGOSET and completing the study met the responder group criterion (at least a 0.3% reduction in HbA\\1c\\ from baseline after eight weeks of therapy). This responder group showed a 1% (p(less than)0.0001) reduction compared to placebo and a 0.7% (p(less than)0.0001) reduction compared to baseline in HbA\\1c\\. Results from the monotherapy trial for ERGOSET also manifested trends in improving lipid profiles. ERGOSET was generally well-tolerated in the monotherapy trial with once a day administration at approximately 8:00 a.m for a 24-week period. The most frequently reported side effects in the monotherapy trial were the nausea, fatigue, nasal congestion and dizziness known to be associated with the use of bromocriptine. Most side effects reported were mild to moderate in degree and transient in nature. The discontinuation rate due to side effects was approximately 13% for ERGOSET versus 5% for placebo.

          ERGOSET Clinical Trial Summary. The following table identifies the Phase II and Phase III clinical trials conducted of ERGOSET for the treatment of Type II diabetes and obesity.

STUDY           DESCRIPTION           SUBJECTS   STATUS                       ENDPOINT
-----  -----------------------------  --------  --------  ------------------------------------------------
 92-1  Phase II - Open Label           15        Complete   Diurnal Hormone Profile Screening
 92-2  Phase II - Open Label           25        Complete   Diurnal Plasma Glucose and Insulin
                                                            Concentrations
 93-1  Phase II - Open Label           10        Complete   Glucose Uptake Measured by Euglycemic Insulin
                                                            Clamp Technique
 93-2  Phase II - Double-Blinded,      46        Complete   Body Weight, Body Fat and Total Glycated
        Placebo-Controlled                                  Hemoglobin
 93-3  Phase II - Double-Blinded,      17        Complete   Body Weight and Body Fat
        Placebo-Controlled
 94-1  Phase II - Single-Blinded,      59        Complete   Dose Response and Titration Study
        Placebo-Controlled
 94-2  Phase II - Double-Blinded,      99        Complete   Glycated Hemoglobin A\\1c\\ and Body Composition
        Placebo-Controlled
 94-3  Phase II - Open Label           12        Complete   Glucose Uptake Measured by Steady State
                                                            Plasma Glucose Technique
 95-1  Phase III - Double-Blinded,    247        Complete   Glycated Hemoglobin A\\1c\\
        Placebo-Controlled
 95-2  Phase III - Double-Blinded,    249        Complete   Glycated Hemoglobin A\\1c\\
        Placebo-Controlled
 95-3  Phase III - Double-Blinded,    159        Complete   Glycated Hemoglobin A\\1c\\
        Placebo-Controlled

FDA Approval Strategy

          Based on the results in its three Phase III trials, the Company intends to file an NDA in 1997 for approval of ERGOSET to treat Type II diabetes as a monotherapy and as an adjunctive therapy. However, there can be no assurance that FDA will agree with the Company's assessment of the results of the Phase III clinical trials or that ERGOSET will receive FDA approval as either adjunctive therapy or monotherapy. See "Risk Factors-- Uncertainties Related to Regulatory Approval of ERGOSET for Type II Diabetes" and "Risk
Factors-- Government Regulation."   The Company is currently conducting
extensions to the Phase III clinical trials (for safety) and bioavailability studies of different dosage strengths of ERGOSET, which are expected to be completed during 1997.

Additional ERGOSET Clinical Trials

          Ergo is currently conducting preclinical studies in animals using ERGOSET in combination with metformin prior to initiating this drug combination for clinical trials. Ergo also plans to begin clinical trials of ERGOSET as adjunctive therapy with insulin in subjects with Type II diabetes. Insulin is a common treatment for advanced stages of

Type II diabetes, and metformin appears to be gaining market acceptance rapidly as a new therapy. The Company also plans to commence in 1997 another clinical trial to examine the effect of ERGOSET therapy on hyperlipidemia, .i.e., high triglycerides and free fatty acids. The Company is also studying possible second generation product candidates for the treatment of Type II diabetes, including a combination of a dopamine D2 agonist such as ERGOSET with a dopamine D1 agonist, and a therapy involving administration of a dopamine agonist at one time of day in combination with a serotonin agonist at another time of day.

DEVELOPMENT OF ERGOSET AND OTHER PRODUCTS FOR THE TREATMENT OF OBESITY

          General.   The term obesity is defined as a disorder in which a
person's total body weight is more than 30% over the weight that is normal for healthy persons of the same age and height. Obesity is generally characterized by a low lean-to-fat body mass ratio and is often accompanied by high blood lipid levels. While the causes of obesity vary, many researchers believe that insulin resistance contributes to the development of obesity.

          Demographics and Market Size.   Obesity is a significant health
problem in the United States. According to preliminary data from the 1994 National Health and Nutrition Examination Survey, about 60 million Americans, or 45% of the adult population, are overweight and about 35 million, or 26% of the adult population, are obese. Obesity is considered a risk factor for Type II diabetes. Many obese Americans are Type II diabetics, and others are considered to be in pre-diabetic states with varying levels of insulin resistance or impaired glucose tolerance. Obesity is also considered a risk factor for cardiovascular disease, cancer, gall bladder disease and osteoarthritis. Recently, it was reported in the New England Journal of Medicine that obesity itself can affect longevity. When statisticians ruled out the effects of smoking, high-fat diets, lack of exercise and other unhealthy living habits of 115,000 nurses tracked since 1976, they found that 25% of premature deaths in this study were associated with obesity.

          In 1996, the FDA approved the sale of REDUX(R) (dexfenfluramine) for the treatment of obesity. Commercial sale of REDUX began in June of 1996. The first six months of sales of REDUX were among the best initial sales for any pharmaceutical product. Also in 1996, the FDA recommended approval of MERIDIA(R) (sibutramine) for the treatment of obesity. Other drugs not indicated for the treatment of obesity are often prescribed for this use (referred to as off-label use).

          ERGOSET for the Treatment of Obesity. Ergo's animal studies have demonstrated that bromocriptine and other neurotransmitter modulating drugs are effective in reducing body weight and body fat in seasonal, non-seasonal, and genetic animal models when administered at a specific time daily. Studies presented by Ergo scientists in 1996 indicated that the seasonally insulin resistant, obese Syrian hamsters became insulin sensitive and lean in two weeks through the administration of neurotransmitter modulating drugs at a specific time of day. In other preclinical studies with the leptin-deficient ob/ob mouse, a genetically obese and insulin resistant animal model, Ergo's scientists achieved significant reductions in body fat compared with control animals through the timed administration of neurotransmitter modulating drugs. In one study presented at the June 1996 ADA annual meeting, Ergo's scientists reported that the timed use of two neurotransmitter modulating drugs produced a significant (between 50% and 60%) reduction in food intake and a decrease in body fat of 22% to 32% with no significant decrease in lean body (muscle) mass compared with control animals. See "Business--History and Science of the Company's Technology and Pre-Clinical Research."

          Clinical Trials of ERGOSET for the Treatment of Obesity.   In one
double-blinded, placebo-controlled Phase II clinical trial (Study 93-3), obese subjects were placed on a 25% calorie restriction diet and treated with either
ERGOSET or placebo in the morning for an 18-week period.   Although the trial
population was small, ERGOSET treatment resulted in a statistically significant reduction in percentage of body fat compared to placebo. This trial suggests that ERGOSET treatment may selectively reduce body fat in obese subjects. The Company plans to begin enrolling subjects in a new Phase II clinical trial of ERGOSET to treat obese subjects in the first half of 1997 and plans to pursue additional clinical trials of ERGOSET by itself and in combination with other neurotransmitter modulating drugs to treat obesity.

DEVELOPMENT OF ERGOSET FOR THE TREATMENT OF CANCER

          Cancer.   Ergo is researching the application of ERGOSET and its
neurotransmitter modulating technology to treat breast cancer and other cancers. Preclinical studies conducted by Ergo suggest that temporal neuroendocrine regulation may play an important role in the body's regulation of immune function and its ability to fight cancer. The Company also believes that the presence of tumors may suppress the body's immune response to the tumor, in part by altering the patterns of neurotransmitter activity. In a presentation at the Ninth International Congress of Immunology in 1995, Ergo's scientists demonstrated that the alteration of daily neuroendocrine patterns through the timed administration of neurotransmitter modulating drugs can stimulate the immune system and limit the growth of tumors in mice. In addition to treating cancer, Ergo believes this approach may be useful in treating immune system disorders such as Lupus.

          Characteristics and Incidence of Breast Cancer. Breast cancer has the second highest mortality rate from cancer among women in the United States. In 1996, approximately 184,000 women in the United States were diagnosed with breast cancer. Breast cancer is now the leading cause of death for American women aged 40 to 55. Although it was once believed that tumors in the breast appear suddenly and spread slowly from the breast by seeping through the lymphatic system, researchers now believe that breast tumors take years to develop to detectable size and that they metastasize by releasing cancerous cells into the bloodstream, from which the cells lodge and multiply in other parts of the body.

          Need for New Cancer Therapies. The primary treatment for breast cancer is surgical removal of the detectable tumor and, in most cases, removal of surrounding tissue and lymphatic systems. Surgery is generally followed by radiation therapy or chemotherapy. All of these treatments harm healthy tissue in addition to the diseased tissue. Radiation therapy kills cells in its target area, inducing breast inflammation and fibroblasts, and may create genetic damage that can lead to other forms of cancer. In addition, radiation therapy has no effect on metastases away from the targeted area. Chemotherapeutic compounds kill cells throughout the body, but often cause fatigue, nausea, hair loss, mouth sores, diarrhea and premature menopause. Chemotherapy is also not believed to destroy all metastasized cancer cells. The surviving cancer cells continue to multiply, which often results in a recurrence of cancer. Accordingly, new therapeutic approaches are needed to eliminate cancer cells more effectively and to reduce damage to healthy tissue.

          Clinical Trials of ERGOSET for the Treatment of Breast Cancer. In late 1995, Ergo began a small, open-label Phase II clinical trial of ERGOSET with another neurotransmitter modulating drug in subjects with metastatic breast cancer to evaluate whether the treatment can increase the body's immune activity against the cancer. The Company is continuing to enroll subjects in this study at two sites. Subjects in this trial are dosed using ERGOSET and the other neurotransmitter modulating drug alone or adjunctively with chemotherapy or radiation therapy.

DEVELOPMENT OF PHOTODYNAMIC THERAPY (PDT) FOR THE TREATMENT OF CANCER

          Ergo is studying the use of unique photosensitive dyes in PDT for treating cancers. Preclinical studies suggest that these dyes, which are preferentially sequestered within tumor cells, become toxic and result in site-specific, localized destruction of tumor tissue only when irradiated with light supplied by a laser at the proper wavelength. Many cancers that have a poor prognosis and are difficult to treat may respond to this new approach. PDT may be useful in treating cancers of the breast, bladder, brain, spine, pancreas and prostate. Ergo has licensed from The Rowland Institute for Science rights to patents covering the composition and methods of using certain unique photosensitive dyes. Ergo believes its photosensitive dyes may offer advantages over dyes being studied by other companies based on preclinical studies which indicate that Ergo's dyes are not immunosuppressive, sequester preferentially in the tumor and not in surrounding tissue or blood vessels, oxidize with relatively low-intensity photon bombardment, and exit the body relatively quickly. The Company intends to integrate PDT with its understanding of temporal neuroendocrine regulation to try to improve the overall therapeutic effect of
PDT.   The Company is in the process of identifying a lead photosensitizer for clinical study in its PDT program.

COMMERCIALIZATION STRATEGY

          The Company's commercialization strategy includes the formation of marketing alliances with major pharmaceutical companies to market the Company's products. The Company also plans to establish long-term manufacturing agreements for its product supply. The Company currently retains all marketing rights to its drug candidates.

Marketing

          The Company intends to form strategic alliances with large pharmaceutical companies to market the Company's product candidates in the United States and internationally. In addition, the Company may build, over time, a direct sales force to market certain products to the managed care and specialist markets in the United States. The Company internally funded the clinical development of ERGOSET for Type II diabetes into advanced clinical trials before seeking collaborative marketing arrangements. The Company is currently seeking a marketing partner for ERGOSET for Type II diabetes. The Company may retain co-promotion and marketing rights to its product candidates in the United States. See "Risk Factors--Limited Sales and Marketing Experience; Dependence on Future Collaborators."

Manufacturing

          Ergo does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the finished pharmaceutical dosage forms for its product candidates. Instead, it plans to establish contracts for the supply of its pharmaceuticals. In 1995 the Company entered into an agreement to buy from Geneva Pharmaceuticals, Inc., and Geneva has agreed to supply, all of the Company's United States requirements for the final dosage form(s) of ERGOSET for the treatment of Type II diabetes and obesity. Geneva has paid the Company various amounts and agreed to pay the Company additional amounts upon the achievement of certain milestones. Geneva may terminate the Geneva Agreement under various circumstances, including if FDA does not accept the Company's first filing of an NDA within 18 months of its submission or approve that NDA within three years of submission or if the Company's requirements for ERGOSET do not exceed certain minimum levels during the two years following FDA approval, if obtained. The Company also has certain rights to terminate the Geneva Agreement. Geneva has a right of first option to be the exclusive supplier of the Company's United States requirements for certain new orally administered drug products on commercially competitive terms.

          If Geneva does not perform its obligations under the Geneva Agreement, the Company may not be able to obtain supplies of ERGOSET. Even if the Company is able to obtain ERGOSET from other suppliers, it may not be on the terms or in the quantities that would be acceptable to the Company. The active ingredient in ERGOSET is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company may encounter significant delays if it must obtain supplies of active ingredient or finished tablets from suppliers other than its current suppliers. See "Risk Factors --Manufacturing Uncertainties; Reliance on Third-Party Suppliers."

HISTORY AND SCIENCE OF THE COMPANY'S TECHNOLOGY AND PRECLINICAL RESEARCH

          Ergo's founding scientists, Anthony H. Cincotta, Ph.D., formerly of Massachusetts General Hospital and Harvard Medical School, and Albert H. Meier, Ph.D., formerly of Louisiana State University, have conducted extensive research into the way changes in the daily patterns of neuroendocrine activity regulate changes in glucose and lipid metabolism observed in seasonal and non-seasonal animals as well as in the ob/ob mouse, a genetically insulin resistant and obese animal model. Ergo has expanded on this research to focus on how changes in daily patterns of neuroendocrine activities may improve disease conditions in humans.

Overview of Temporal Neuroendocrine Regulation of Metabolism

          Many animal species become insulin resistant and obese during one season of the year and insulin sensitive and lean during other seasons. These seasonal increases in lipid production and storage provide an energy source to the animal to endure times of low food availability, provide energy for migration and hibernation, and provide insulation during the winter. Thus, many species of animals have developed this ability to become seasonally insulin resistant and obese in order to survive adverse environmental conditions. Researchers have observed that animals in a seasonally insulin resistant and obese condition display a metabolic profile that is similar to the metabolic profile of insulin resistant and obese humans who have Type II diabetes and its related metabolic disorders.

          Ergo's scientists have demonstrated that the seasonally insulin resistant and obese condition in animals is associated with seasonal changes in the daily pattern of neuroendocrine activity. The neuroendocrine system--a complex physiological system that includes the brain, peripheral nervous system and hormones--is one of the mechanisms that regulates and coordinates many functions of the body. Neurotransmitters in the hypothalamic area of the brain such as dopamine, serotonin and noradrenalin are involved in regulating the production of hormones by the pituitary and other endocrine glands, which in turn help regulate various cellular activities such as the liver's production of lipids.

          Ergo's scientists have demonstrated that, when vertebrate animals are in a seasonally insulin resistant, obese condition, they evidence a specific daily pattern of neuroendocrine activity. This pattern is evidenced in part by changes in the serum level of the hormone prolactin at specific times of day. For example, in the Syrian hamster the concentration of the hormone prolactin in the blood of the animal peaks at approximately four hours after sunrise each day when the animal is in its lean insulin sensitive, summer condition. When the animal is in its obese insulin resistant, winter condition, prolactin levels peak at approximately 12 hours after sunrise each day. Further, Ergo's scientists have observed that these changes in daily hormone patterns occur for a number of different hormones and that a pattern exists in the levels of certain hormones in the summer condition of animals that differs from the pattern exhibited during the winter condition. The production of these hormones is regulated by dopamine and other neurotransmitters in the hypothalamus. The following graphs illustrate the differences between the daily pattern of prolactin levels in the Syrian hamster during its lean insulin sensitive condition and the daily pattern during its obese insulin resistant condition.


[Under the heading "Seasonal Neuroendocrine Profile of Syrian Hamster," two line graphs titled "Summer Condition, Insulin Sensitive, Lean" and "Winter Condition, Insulin Resistant, Fat," respectively, with hourly increments of time on the x-axis and plasma prolactin levels on the y-axis, showing prolactin levels in a Syrian hamster peaking at four hours after light onset in an insulin sensitive, lean Syrian hamster and 12 hours after light onset in an insulin resistant, fat Syrian hamster, appear here.]

          Moreover, the Company's scientists have demonstrated that the timed administration of certain pharmaceuticals in seasonal animals can alter neurotransmitter activity, which affects daily hormone patterns to produce the desired seasonal metabolic conditions out of season. When neurotransmitter modulating drugs are administered to a seasonally obese insulin resistant animal at specific times designed to shift its neuroendocrine patterns to mimic those of a seasonally lean insulin sensitive animal, the animal's metabolism shifts to a lean insulin sensitive state regardless of the actual season of the year. In studies presented at the June 1996 annual meeting of the American Diabetes Association, Ergo's scientists measured levels of neurotransmitter metabolites in the ventral medial hypothalamus ("VMH") of obese insulin resistant Syrian hamsters. The studies indicated that obese insulin resistant Syrian hamsters became lean and insulin sensitive in two weeks through the administration of neurotransmitter modulating drugs at a specific time of day. The studies also indicated that the altered condition correlated with a change in the levels of neurotransmitter metabolites in the VMH, which evidenced an alteration in the daily neuroendocrine patterns in the animals.

          Ergo's scientists have also demonstrated that the timed administration of certain pharmaceuticals in non-seasonal animals with insulin resistance and obesity can alter the animal's daily neuroendocrine pattern and produce a leaner, more insulin sensitive animal. In preclinical studies with the leptin-deficient ob/ob mouse, a genetically obese and insulin resistant animal model, Ergo's scientists achieved significant reductions in body fat compared with control animals through the timed administration of neurotransmitter modulating drugs without injecting leptin. In one study presented at the June 1996 ADA annual meeting, Ergo's scientists reported that the use of two neurotransmitter modulating drugs produced a significant (between 50% and 60%) reduction in food intake and a decrease in body fat of 22% to 32% with no significant decrease in lean body (muscle) mass compared with control animals. The treatment also improved glycemic control, reducing glucose 57% and insulin 50%. The following graph illustrates that body fat, serum insulin levels, and blood glucose levels were reduced in the treated ob/ob mouse compared with control animals.


[Under the heading "Modifying Glucose and Lipid Metabolism in the Ob/Ob Mouse," three bar graphs with both a "control" and "drug" bar on the x-axis and with "fat pad weight," "serum insulin" levels and "blood glucose" levels on the y-axis, respectively, showing that body fat gain, serum insulin levels and blood glucose levels were reduced in the animals on drug compared with the control animals from approximately 3.8g to 1.7g, 9.5 ng/dL to 5.5 ng/dL and 260 mg/dL to 140 mg/dL, respectively, appear here.]

          In a second study also presented at the 1996 ADA annual meeting, Ergo's scientists found that the administration of a dopamine agonist and a serotonin agonist at specific but different times of day produced a significant (approximately 30%) reduction in food intake and reduced body fat 30% to 75% and body weight gain 40% to 60% in the treated ob/ob mouse compared with control animals. In that study, lean body mass increased 5% to 17%, indicating that the two-drug treatment reduced weight by selectively reducing body fat. The Company believes the selective reduction in body fat and preservation of lean body mass has significant implications for the treatment of obesity in humans because improvement in the lean-to-fat body mass ratio may reduce cardiovascular risk associated with chronic obesity.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

          Ergo's ability to commercialize profitably any product candidates will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing upon the proprietary rights of third parties. The Company has rights to more than 40 issued or pending United States patents and patent applications and to counterparts to many of those patents and patent applications in other countries. The Company's patent portfolio for its current product candidates is based on the timed administration of neurotransmitter modulating drugs to address abnormalities of the neuroendocrine system. The Company has filed a patent application in the United States relating to a fast-release formulation of ERGOSET. LSU has licensed its interest in more than 35 of those patents and patent applications exclusively to the Company. See " Business-- LSU Agreement." The Company is a co-owner of certain of those U.S. patent applications and one U.S. patent. Recently, the Company entered into a license agreement with Massachusetts General Hospital for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. The Company licenses its PDT technology from The Rowland Institute for Science. The Company's rights in certain patent applications, primarily several of the applications relating to PDT, are not exclusive, but the Company is negotiating with the co-owner of those rights for an exclusive license. See "Risk Factors-- Uncertainty of Protection for Patents and Proprietary Technology."

LSU AGREEMENT

          The Company's rights to ERGOSET and its other technologies derive primarily from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. Under an agreement originally signed in 1990 (as amended, the "LSU
Agreement"), LSU granted to Ergo an exclusive license to its rights under certain patents and patent applications. The LSU Agreement will terminate upon expiration of all licensed patents thereunder unless terminated earlier by LSU or the Company in accordance with terms of the LSU Agreement. In the LSU Agreement, the Company agreed to commercialize ERGOSET in all countries where commercialization is reasonably justified economically. The Company is responsible for prosecuting and maintaining the patents and patent applications licensed from LSU and for obtaining governmental approval of any product, process, or method covered thereby in those countries (for example, FDA approval in the United States). The Company's policy is to file foreign counterparts to its licensed patents in countries with significant pharmaceutical markets where such protection is obtainable. The Company has a right of first negotiation for new technologies that LSU develops relating to the licensed technologies. There can be no assurance that the Company will successfully obtain rights to any such new technologies. The LSU Agreement requires the Company to make specified fixed payments to LSU and pay LSU royalties at varying rates on its product sales covered by the licensed patents. The LSU Agreement also requires the Company to maintain customary general liability insurance and customary product liability insurance for all countries in which it sells products licensed under the LSU Agreement. LSU may terminate the LSU Agreement if Ergo breaches the LSU Agreement and fails to cure the breach within 45 days (for breach of payment obligations) or 90 days (for other breaches) after notice of the breach from LSU. If the LSU Agreement is terminated for any reason, the Company would no longer possess the rights necessary to commercialize ERGOSET and certain other technologies relating to the timed administration of neurotransmitter modulating drugs. This would have a material adverse effect on the Company. See "Risk Factors--Uncertainty of Protection for Patents and Proprietary Technology."

MGH AGREEMENT

          Recently the Company entered into an exclusive license agreement with Massachusetts General Hospital (the "MGH Agreement") for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer using the timed administration of certain neurotransmitter modulators. The MGH Agreement requires the

Company to pay Massachusetts General Hospital a royalty on product sales and to make specified payments upon the completion of certain milestones. The agreement also sets forth a development schedule for products covered by the licensed patents which requires the Company to commence and complete certain clinical trials within specified time periods. The MGH Agreement requires the Company to maintain insurance and prosecute the licensed patents. Massachusetts General Hospital may terminate the MGH Agreement if the Company breaches its terms and fails to cure the breach within 60 days. If the MGH Agreement is terminated, the Company's rights in many of its patent applications covering the treatment of immune disorders and cancer would be non-exclusive.

COMPETITION

          ERGOSET, if it is approved, will compete against existing therapies for Type II diabetes such as insulin and oral antidiabetic agents. Over the past two years, FDA has approved three drugs for the treatment of Type II diabetes that have methods of action that are different from sulfonylureas and are intended to address the hyperglycemia associated with diabetes.

          Metformin, under the trade name Glucophage(R), was approved in March 1995 and is sold by Bristol-Myers Squibb Company. Metformin has been used as an adjunct to oral hypoglycemic agents and in monotherapy to improve glycemic control in diabetic subjects without increasing serum insulin levels. It is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect. It appears that Metformin has rapidly gained market acceptance.

          Precose, approved for monotherapy and adjunctive therapy by the FDA in September 1995, is sold in the United States by Bayer Corporation under the name Acarbose(R) and was previously sold in Europe under the name Glucobay/TM/. Acarbose is an alpha-glucosidase inhibitor which works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Acarbose reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects.

          In January 1997, the FDA approved Troglitazone, sold by Warner Lambert Company under the name Rezulin(R), for use in treating diabetics who are taking insulin. It is believed to work in part by increasing the body's sensitivity to insulin.

          The active ingredient in ERGOSET has been approved by FDA for indications other than Type II diabetes. Physicians may choose to prescribe other drugs containing this active ingredient for off-label use to try to achieve the same effects as ERGOSET. Substitution of other forms of the active ingredient may have a material adverse effect on the market for ERGOSET. This risk could be increased if current regulations prohibiting off-label marketing are changed. See "Business--Patents, Proprietary Rights and Licenses" and "Business--Government Regulation." There can be no assurance that the Company's product candidates, if commercialized, will be accepted and prescribed by healthcare professionals.

          Ergo competes with biotechnology and established pharmaceutical companies in all of its product development programs. Academic institutions, governmental agencies, and other public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements with commercial entities for product development and marketing. Products resulting from these activities may compete directly with any that the Company develops. These companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing and human resources, than the Company.

          Many other entities, including large pharmaceutical companies and institutions, are developing therapeutic products that may compete with Ergo's product candidates in the treatment of Type II diabetes, obesity, and cancer. Several different approaches to treating Type II diabetes are being tested in United States clinical trials, including new oral hypoglycemic agents that stimulate insulin production and new medicines that stimulate glucose uptake in peripheral tissues. Other drugs are being developed that may limit or delay the damage that diabetes causes to organs such as the eyes and kidneys.

          Competition for treatments for Type II diabetes is very intense. The Company expects that competition among products approved for sale will be based on, among other factors, product safety, efficacy, ease of use, effect on co-morbid conditions, availability, price, marketing and distribution. Even if ERGOSET is approved by FDA for sale as a new treatment for Type II diabetes, there can be no assurance that it will be able to compete successfully against other products. See "Business -- Development of ERGOSET and Other Products for Type II Diabetes -- Clinical Trials of ERGOSET for Type II Diabetes," and
"Risk Factors -- Uncertainties Related to Regulatory Approval of ERGOSET for Type II Diabetes."

GOVERNMENT REGULATION

          Ergo's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, if approved, are subject to extensive regulation by FDA and other regulatory authorities in the United States. These activities are also regulated in other countries where the Company intends to test and market its products. The United States Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product candidates the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

          FDA and other regulatory authorities require that the safety and efficacy of the Company's therapeutic product candidates must be established by at least two adequate and well-controlled Phase III clinical trials. If the results of Phase III clinical trials do not establish the safety and efficacy of the Company's product candidates to the satisfaction of FDA and other regulatory authorities, the Company will not receive the approvals necessary to market its product candidates, which would have a material adverse effect on the Company.

          The steps required before a pharmaceutical agent may be marketed in the United States include (a) preclinical laboratory, in vivo, and formulation studies, (b) the submission to FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission of an NDA to FDA, and
(e) FDA approval of the NDA, including approval of all product labeling and advertising.

          Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to FDA as part of an IND and are reviewed by FDA before the commencement of human clinical trials. Unless FDA objects to an IND, the IND will become effective 30 days following its receipt by FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection means that FDA will ultimately approve an NDA.

          Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and efficacy criteria to be evaluated. Each protocol must be submitted to FDA as a part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, which will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

          Clinical trials are typically conducted in three sequential phases, but the phases may overlap, as is the case with ERGOSET trials. Phase I clinical trials involve the initial introduction of the drug into healthy human subjects. In Phase I clinical trials, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion, and pharmacodynamics (clinical pharmacology). Phase II clinical trials are conducted in a limited subject population to gather evidence about the efficacy of the drug for specific, targeted indications; to determine dosage tolerance and optimal dosage; and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded subject population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or FDA may suspend clinical trials at any time.

          The Company designed the protocols for its Phase III clinical trials of ERGOSET for Type II diabetes based on its analysis of its research, including various parts of its Phase II clinical trials. Although copies of its Phase III clinical trial protocols were submitted to FDA, there can be no assurance that FDA will not disagree with the design of the Phase III clinical trial protocols. In addition, FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practice. FDA also seeks to determine whether there was bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the Phase III clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the Phase III clinical trial protocols will be acceptable to FDA.

          The results of preclinical studies and clinical trials, if believed to be successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. The testing and approval process require substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. FDA may deny an NDA if it believes that applicable regulatory criteria are not satisfied. FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications for which FDA believes there is adequate supporting data. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization. See "Risk Factors--Government Regulation."

          Even if regulatory approvals for the Company's product candidates are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with FDA. Domestic manufacturing establishments are subject to biennial inspections by FDA and must comply with FDA's current Good Manufacturing Practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with FDA's Good Manufacturing Practices and are subject to periodic inspection by FDA or by regulatory authorities in those countries under reciprocal agreements with FDA. In complying with Good Manufacturing Standards, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "Business--Commercialization Strategy-- Manufacturing." FDA stringently applies regulatory standards for manufacturing. Discovery of problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions, and criminal prosecution.

          A bill proposing comprehensive reform of FDA regulations has been introduced in the United States Congress. This bill addresses many facets of FDA regulations, including requirements for NDA approval, requirements for supplemental approvals, and provisions liberalizing off-label information dissemination. It is not certain whether any such legislation will be enacted into law, what form any law will take, or what effect any new law would have on the Company.

          Before Ergo's drug products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of the Company's product candidates, no assurance can be given that it will approve satisfactory prices for the products.

          The active ingredient in ERGOSET has been approved by FDA for use in humans for approximately 20 years for several indications, including treating Parkinson's disease, acromegaly, and hyperprolactinemia. One company marketing bromocriptine in the United States agreed voluntarily to remove the indication of suppressing lactation in postpartum females after FDA initiated action to withdraw the drug's approval for this indication. FDA had noted that the benefit of using the drug for this indication was marginal and did not outweigh the risks in this particular subject population including hypertension, seizures, and cerebrovascular incidents. FDA has not taken action with respect to the other approved indications, and bromocriptine remains on the market for the treatment of Parkinson's disease, acromegaly, and hyperprolactinemia. The Company's clinical trials exclude postpartum females, and the data from the Company's completed Phase II and Phase III clinical trials lead the Company to believe that ERGOSET does not present the same health risks to its proposed subject population.

          Ergo's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company will include an environmental assessment in the NDA in accordance with FDA regulations. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

HUMAN RESOURCES

          As of March 28, 1997, the Company had 73 full-time employees, including 14 persons with Ph.D. degrees. Fifty-six of Ergo's employees are engaged in research and development activities. None of the Company's employees is covered by a collective bargaining agreement.

RISK FACTORS

          In addition to the other information in this Annual Report on Form 10-K, prospective investors should consider the following factors in evaluating the Company and its business before purchasing any of the Common Stock of the Company.

UNCERTAINTIES RELATED TO REGULATORY APPROVAL OF  ERGOSET FOR TYPE II DIABETES

          In 1996 the Company announced the statistical analyses of its three Phase III clinical trials of ERGOSET as adjunctive and monotherapy in obese subjects suffering from Type II diabetes. The Company intends to file an NDA with FDA for ERGOSET to treat Type II diabetes in 1997. In order for a drug such as ERGOSET to be approved for commercial sale, FDA and other authorities require that the safety and efficacy of the drug be established by at least two adequate and well-controlled clinical trials. The Company has limited experience in filing and pursuing applications necessary to gain regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent FDA regulatory approval. There can be no assurance that FDA and other regulatory authorities will agree with the Company's assessment of the results. If FDA or its advisory panel of experts disagrees with the Company's analysis of the results of the Phase III clinical trials or believes that the results do not establish that ERGOSET is safe and effective in the treatment of Type II diabetes, the Company will not receive the approval necessary to market ERGOSET, which would have a material adverse effect on the Company. In that case, the Company may have to conduct additional Phase III clinical trials in an effort to demonstrate the safety and efficacy of

ERGOSET, which also may not be acceptable to FDA. There can be no assurance that the results of any of the Company's Phase III clinical trials will be satisfactory, that ERGOSET will obtain regulatory approval for commercialization, or that any regulatory approval obtained will not contain material limitations on the indicated uses for which ERGOSET may be marketed. See "Business--Government Regulation." Without regulatory approval, the Company would not be able to commercialize ERGOSET, which would have a material adverse effect on the Company. See "Business-- Development of ERGOSET and Other Products for Diabetes-- Clinical Trials of ERGOSET for Type II Diabetes."

GOVERNMENT REGULATION

          The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, if approved, are subject to extensive regulation by FDA and foreign regulatory authorities. To market product candidates currently under development, the Company must undergo an extensive regulatory approval process. The regulatory process takes many years and requires the expenditure of substantial resources. Although protocols for clinical trials are submitted to FDA prior to commencement of the trials, there can be no assurance that FDA will accept the clinical trials as adequate or well-controlled or accept the results of those trials. In addition, delays or rejections may result from changes in FDA policies about drug approval during the period of product development, from FDA review of NDAs, and from other causes. Similar delays may also be encountered in foreign countries. There can be no assurance that regulatory review will be conducted in a timely manner or that regulatory approval will be obtained for any drugs developed by the Company, including ERGOSET. Moreover, if regulatory approval of a drug is granted, the approval may entail limitations on the indicated uses for which it may be marketed. Further, even if regulatory approval is obtained, a company's marketed drug, its bulk chemical supplier, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of problems with a product, supplier, manufacturer or facility may result in restrictions on the product, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be enacted or adopted that could prevent or delay regulatory approval of the Company's product candidates.

          The Company's business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. There can be no assurance that statutes or regulations applicable to the Company's business will not be adopted that impose substantial additional costs or otherwise materially adversely affect the Company's operations. See "Business--Government Regulation."

UNCERTAINTIES RELATED TO PRODUCT DEVELOPMENT AND MARKETABILITY

          The Company has not yet completed the development of any products and, accordingly, has not begun to market or generate revenues from the commercialization of products. ERGOSET recently completed testing in three Phase III clinical trials as therapy in obese subjects suffering from Type II diabetes. ERGOSET as treatment for obesity or other indications and the Company's other product candidates are at earlier stages of development. There can be no assurance that the Company will successfully develop and market its product candidates, which would have a material adverse effect on the Company.

          The results of preclinical studies and initial clinical trials of the Company's product candidates are not necessarily predictive of the results from large-scale clinical trials. The Company must demonstrate through preclinical studies and clinical trials that its product candidates are safe and effective for use in each target indication before the Company can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming. The speed with which the Company is able to enroll subjects in clinical trials is an important factor in determining how quickly clinical trials may be completed. Many factors affect subject enrollment, including the size of the subject population, the proximity of subjects to clinical sites, and the eligibility criteria for the study. Delays in subject enrollment may result in increased costs, trial delays, or both, which could have a material adverse effect on the Company. Even if the Company establishes the safety and efficacy of its product candidates and obtains FDA and other regulatory approvals for its product candidates, physicians may not prescribe the approved product. Also, there can be no assurance that the Company's product candidates will be accepted by physicians as producing clinically significant benefits.

          The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of product candidates and could result in FDA's or other regulatory authorities' denying approval of the Company's product candidates for any or all targeted indications. The Company, FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's product candidates may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market.

MANUFACTURING UNCERTAINTIES; RELIANCE ON THIRD-PARTY SUPPLIERS

          The Company does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the pharmaceutical dosage forms for its product candidates. In 1995, the Company entered into a United States supply agreement with Geneva Pharmaceuticals, Inc. ("Geneva") for the finished dosage forms of ERGOSET. If Geneva does not perform its obligations under this agreement or if the agreement is terminated, the Company may not be able to obtain supplies of ERGOSET. Even if the Company is able to obtain ERGOSET from other suppliers, it may not be on the terms or in the quantities acceptable to the Company. Like Geneva, other suppliers would need to meet FDA manufacturing requirements, and there can be no assurance that they would receive FDA approval. The active ingredient in ERGOSET, bromocriptine, is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company will encounter significant delays if it must obtain supplies of active ingredient or finished tablets from other sources or otherwise experiences interruptions in its supplies. See "Business -- Commercialization Strategy-- Manufacturing." If the Company is unable to obtain adequate supplies on favorable terms, its business would be materially adversely affected. The Company and Geneva have recently begun development of additional dosage-strength tablets. This activity is subject to FDA requirements, including demonstration of satisfactory in vitro dissolution, bioavailability, bioequivalence, and manufacturability. There can be no assurance of the outcome of these activities or the times in which they may be completed, if at all.

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON FUTURE COLLABORATORS

          The Company has limited experience in sales, marketing and distribution. The market for products for Type II diabetes is large. To market a new product for Type II diabetes to primary care and general practice physicians requires significant resources. It is unlikely that the Company would develop such capacity on its own. The Company plans to enter into a marketing agreement with one or more pharmaceutical companies that have established marketing and sales capabilities. There can be no assurance that the Company will enter into a collaborative marketing agreement. To the extent that the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend upon the efforts of third parties. While the Company believes that its potential collaborators will have an economic incentive to succeed in performing their obligations under such arrangements, the amount and timing of funds and other resources to be devoted under such arrangements will be controlled by the other parties and will be subject to financial and other difficulties that may befall the other parties. There can be no assurance that any third party will market the Company's products successfully or that any third-party collaboration will be on terms favorable to the Company. If any marketing partner does not market a product successfully, the Company's business would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities, that it will be able to enter into a collaborative marketing agreement, or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

          The Company's ability to commercialize its product candidates successfully, if FDA approval is obtained, will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging pricing of pharmaceutical products. In addition, the trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reducing demand for the Company's product candidates. Such cost containment measures and healthcare reform could affect the Company's ability to sell its product candidates and may have a material adverse effect on the Company.

          Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's product candidates, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, the Company's product candidates. The unavailability or inadequacy of third-party reimbursement for the Company's product candidates would have a material adverse effect on the Company. The Company is unable to forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on the Company's business.

EARLY STAGE OF DEVELOPMENT; HISTORY OF OPERATING LOSSES; ANTICIPATION OF FUTURE LOSSES

          The Company is in a development stage. It has generated no revenues from product sales, and it does not expect to generate revenue from product
sales for at least the next couple of years, if at all.   The Company has been
unprofitable since its inception, and as of December 31, 1996, the Company's accumulated deficit was $59,061,288. To date, the Company has dedicated most of its financial resources to ERGOSET research and development, general and administrative expenses, and the prosecution of patents and patent applications. The Company expects to incur significant and increasing expenses for at least the next several years, primarily owing to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company's ability to achieve profitability will depend, among other things, on its successfully completing development of its product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing capabilities or collaborative arrangements, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

          The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from issuances of equity securities. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts if regulatory approvals are obtained. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the extent and terms of any collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's product candidates; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs in filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's product candidates can be conducted at projected costs. To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of ongoing or future clinical trials are not favorable or if regulatory approval for any of the Company's product candidates is not obtained or is limited. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or, if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or product candidates. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

UNCERTAINTY OF PROTECTION FOR PATENTS AND PROPRIETARY TECHNOLOGY

          The Company's ability to commercialize any product candidates will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing upon the proprietary rights of third parties. In addition, the Company's patent portfolio for its current product candidates is based on the timed administration of neurotransmitter modulating drugs to address abnormalities of the neuroendocrine system. If similar benefits could be achieved by using such drugs without timed administration, the Company's patents and proprietary technology would not prevent that use, and the use would likely have a material adverse effect on the Company. There can be no assurance that the patent applications licensed to or owned by the Company will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable, or that any patents will provide meaningful protection to the Company. If the Company is unable to obtain and maintain a proprietary position with respect to its clinical candidates it would have a material adverse effect on the Company.

          In general, the United States patents and patent applications owned by or licensed to the Company are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. The U.S. patents for bromocriptine, the active ingredient in ERGOSET, have expired, and composition-of-matter protection is not available for the active ingredient. Bromocriptine is currently sold in the United States and other markets for several uses other than the treatment of Type II diabetes or obesity. Even in jurisdictions where the timed use of bromocriptine for Type II diabetes may be covered by the claims of a use patent licensed to the Company, off-label sales might occur, especially if another company markets bromocriptine at a price that is less than the price of ERGOSET, thereby potentially reducing the sales of ERGOSET. See "Business-- Competition" and "Business--Government Regulation."

          The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from the patent applications filed by the Company or its licensors or that the scope of any claims granted in any patent will provide proprietary protection or a competitive advantage to the Company. There can be no assurance that the validity or enforceability of patents issued or licensed to the Company will not be challenged by others or that, if challenged, a court will find the patents to be valid and enforceable. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to the Company.

          There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may have to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. There can be no assurance that the Company has identified United States and foreign patents that pose a risk of infringement.

          The Company recently began a small study of two drugs in the treatment of breast cancer. The Company is aware of two issued patents, owned by a third party, some of the claims of which relate to one of the drugs being tested in the breast cancer study. The Company believes that the relevant claims are either invalid or not infringed by the Company's product candidate and method of treatment. If it is determined that any of such relevant claims are infringed by the Company's product candidate and not invalid, the Company may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. There can be no assurance that a license will be available to the Company, that the terms and conditions of any such license would be acceptable to the Company or that the Company will prevail in any patent litigation. If the Company does not obtain a license, is found liable for infringement, or is not able to have the relevant claims declared invalid, then the Company may be liable for significant money damages, may encounter significant delays, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

          Ergo also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company. See "Business--Patents, Proprietary Rights and Licenses."

          The Company's rights to ERGOSET and its other technologies derive primarily from a license from Louisiana State University ("LSU") for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. The Company recently entered into a license agreement with Massachusetts General Hospital for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. The Company has a right of first negotiation for new technologies that LSU develops relating to the licensed technologies. There can be no assurance that the Company will successfully obtain rights to any such new technologies. If the license with LSU is terminated for any reason, the Company would no longer possess the rights necessary to commercialize ERGOSET and certain other technologies relating to the timed administration of neurotransmitter modulating drugs. This would have a material adverse effect on the Company. If the license with Massachusetts General Hospital is terminated for any reason, the Company's rights to certain product candidates and potential candidates would be non-exclusive. See "Business--LSU Agreement" and "Business -- MGH Agreement."

          The Company engages in collaborations, sponsored research agreements, and other arrangements, such as the LSU Agreement, with academic researchers and institutions that have received and may receive funding from United States government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements.

          Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property estate is uncertain.

COMPETITION AND TECHNOLOGICAL CHANGE

          The Company is engaged in pharmaceutical product development characterized by extensive research efforts and rapid technological progress. Although the Company is not aware of any other company attempting to treat Type II diabetes, obesity or other metabolic diseases by altering daily neuroendocrine patterns on a timed basis, many established biotechnology and pharmaceutical companies, universities, and other research institutions with resources significantly greater than the Company's are developing products that directly compete with the Company's products. Those entities may succeed in developing products that are safer, more effective or less costly than the Company's product candidates. Many drugs are commercially available for the treatment of Type II diabetes, including four drugs (Acarbose/(R)/ , Glucophage/(R)/, Amaryl(R) and Rezulin/(R)/) that have recently been approved by FDA. Glucophage has rapidly gained market acceptance as a therapy for Type II diabetes. There can be no assurance that ERGOSET will be able to compete successfully with any of these or other products if ERGOSET receives regulatory approval. In addition, ERGOSET promotional activities will be limited to the claims on the product label approved by FDA. Other companies may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts, and other factors. If the Company commences significant commercial sales of its products, it or its collaborators will compete in areas in which the Company has little or no experience such as manufacturing and marketing. See "Business--Competition."

          The active ingredient in ERGOSET is approved by FDA for indications other than Type II diabetes. Physicians may choose to prescribe other drugs containing this active ingredient for off-label use to try to achieve the same effects as ERGOSET. Substitution of other forms of the active ingredient may have a material adverse effect on the market for ERGOSET. This risk could be increased if current regulations prohibiting off-label marketing are changed. See "Business--Patents, Proprietary Rights and Licenses" and "Business-- Government Regulation." There can be no assurance that the Company's product candidates, if commercialized, will be accepted and prescribed by healthcare professionals. See "Business--Competition."

CONTROL BY EXISTING STOCKHOLDERS

          As of March 26, 1997, current directors, executive officers and principal stockholders of the Company, and certain of their affiliates, beneficially own approximately 54% of the outstanding Common Stock on a fully diluted basis. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), and the approval of mergers and other significant corporate transactions. These levels of concentrated ownership by a few persons, along with the factors described in "Risk Factors--Anti-Takeover Provisions," may have the effect of delaying or preventing a change in the management or voting control of the Company.

POTENTIAL PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

          The Company risks exposure to product liability claims if the use of its products is alleged to have an adverse effect on patients or subjects. This risk exists for product candidates tested in human clinical trials as well as products that are sold commercially, if any. There can be no assurance that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. The Company maintains product liability insurance coverage for claims arising from the use of its product candidates in clinical trials. There can be no assurance that this coverage will be adequate to cover claims. Product liability insurance is becoming increasingly expensive, however, and no assurance can be given that the Company will be able to maintain such insurance, obtain additional insurance, or obtain insurance at a reasonable cost or in sufficient amounts to protect the Company against losses that could have a material adverse effect on the Company. Further, there can be no assurance that the Company will be able to obtain product liability insurance for the administration of its product candidates, including ERGOSET, in the future or that such insurance and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. In addition, the loss of coverage for the administration of the Company's product candidates would be a breach of the terms of the Company's agreements with its licensors, which could lead to termination of those agreements. See "Business -- LSU Agreement." and "Business -- MGH
Agreement."

DEPENDENCE ON KEY PERSONNEL

          The success of the Company depends in large part on the Company's ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining key personnel. See "Business -- Competition" and "Business -- Human Resources."

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

          Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Common Stock. Approximately 5,957,178 shares of Common Stock will be eligible for sale beginning April 18, 1997, subject to compliance with the manner-of-sale, volume and other limitations of Rule 144 (as amended in

February 1997 ). Some investors have the right to require the Company to register the public resale of their shares before that time.

POSSIBLE STOCK PRICE VOLATILITY

          The trading price of the Common Stock and the price at which the Company may sell securities in the future could be subject to large fluctuations in response to announcements of research activities, technological innovations or new products by the Company or its competitors, changes in government regulations, developments concerning proprietary rights, formation or termination of corporate alliances, quarterly variations in operating results, litigation, clinical trials of product candidates, approval or denial of NDAs, other FDA action or inaction, general market and economic conditions, the liquidity of the Company and its ability to raise additional funds, and other events. The market prices for securities of emerging biotechnology companies have experienced extreme fluctuations in recent years. These fluctuations have sometimes been unrelated to the operating performance of the affected companies. These market fluctuations as well as general fluctuations in the stock markets may also affect the price of the Common Stock.

ANTI-TAKEOVER PROVISIONS

          The Company's Certificate of Incorporation (i) provides for staggered terms of office for directors; (ii) requires certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings; (iii) prohibits stockholders from calling special meetings of stockholders; and (iv) authorizes the Board of Directors of the Company to issue up to 10,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences, and other designations, including voting rights, of those shares as the Board of Directors may determine. These provisions, alone or in combination with each other and with the matters described in "Risk Factors--Control by Existing Stockholders," may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of Common Stock. The Company also is subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

          This Annual Report on Form 10-K contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend,"
"estimate," "project," "will," "could," "may," and other expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation, the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, should underlying assumptions prove incorrect, or should other intervening events occur, actual results may vary materially and adversely
from those anticipated, believed, estimated or otherwise indicated.   The
Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 2.   PROPERTIES

FACILITIES

          Ergo leases approximately 36,000 square feet in three buildings in the Charlestown Navy Yard, Charlestown, Massachusetts, of which approximately 26,000 square feet are used for research and development functions and approximately 10,000 square feet are used for administrative functions. The Company's principal offices are leased through June 1999, with a renewal option for one five-year term. Space in a nearby building is leased until August 1997, and space in another building is leased through April 1998, with two five-year renewal options. The Company believes that its facilities are adequate for its current needs. The Company believes it can obtain additional space on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS AND INSURANCE

          The Company is not a party to any material legal proceedings. The Company maintains product liability coverage for claims arising from the use of ERGOSET and its technologies in clinical trials. See "Risk Factors--Potential Product Liability; Availability of Insurance."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In 1996, Ergo Science Corporation submitted four matters to its stockholders for approval at the 1996 Annual Meeting held on June 25. These matters included (1) the re-election of J. Warren Huff and Stephen A. Duzan as Class I directors of the Company, each to serve until the 2000 Annual Meeting of Stockholders and until their successors are duly elected and qualified or their earlier resignation or removal; (2) an amendment to the Ergo Science Corporation Amended and Restated 1995 Long Term Incentive Plan that increased the number of shares of the Company's common stock available to be issued thereunder from 731,525 shares to 1,431,525; (3) a Stock Option Plan for Non-employee Directors of the Company; and (4) ratification of the Board of Directors' selection of Coopers & Lybrand L.L.P. as independent accountants of the Company for fiscal 1996. Of those shares present at the meeting in person or by proxy, a plurality voted to re-elect Messrs. Huff and Duzan as directors and a majority voted in favor of each of the other three proposals. No other matters were submitted to a vote of the stockholders of Ergo Science Corporation during 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is quoted on the NASDAQ National Market System under the symbol "ERGO". At March 25, 1997, the number of record holders of the Company's common stock was approximately 298. The following table sets forth the range of high and low bid quotations for the Company's common stock as reported by the NASDAQ National Market System during the period from January 1, 1996 through December 31, 1996.

                 HIGH                                    LOW
            ----------------                      -----------------
               $24 1/4                                   $10


          The Company has not paid cash dividends on its common stock and intends to continue a policy of retaining any earnings for reinvestment in its business.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this Report.


                                                                         YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------------------------------

                                             1996                     1995                1994            1993            1992
                                   -------------------------  ---------------------  --------------  --------------  --------------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues..........................     $  1,397,521               $     94,348    $    214,916    $    107,710     $   340,579
Operating expenses:
 Research and development                12,272,478                  8,643,926       4,917,830       2,403,683       2,297,754
 Purchase of in-process research
 and development..................          168,750                  7,020,064              --              --              --

   General and administrative (1)(2)      6,139,072                  6,580,308       4,256,934       3,165,038       1,363,566
                                       ------------               ------------    ------------    ------------     -----------
     Total operating expenses.....       18,580,300                 22,244,298       9,174,764       5,568,721       3,661,320
                                       ------------               ------------    ------------    ------------     -----------
   Net loss.......................      (17,182,779)               (22,149,950)     (8,959,848)     (5,461,011)     (3,320,741)
Accretion of dividends on
 preferred stock                           (437,332)                  (668,313)       (933,216)       (409,357)             --
Dividends on redeemable
 preferred stock..................               --                 (7,123,536)             --              --              --
Dividends on preferred stock                     --                 (2,018,763)             --              --              --
                                       ------------               ------------    ------------    ------------     -----------
     Net loss to common stock-
       holders....................     $(17,620,111)              $(31,960,562)   $ (9,893,064)   $ (5,870,368)    $(3,320,741)
                                       ============               ============    ============    ============     ===========


Net loss per common share (3)(4)..           $(1.57)                    $(8.06)         $(2.56)         $(1.52)         $(0.86)
                                       ============               ============    ============    ============     ===========

Weighted average common stock and
  common equivalents (3)..........       11,248,315                  3,966,266       3,857,940       3,857,915       3,857,915
                                       ============               ============    ============    ============     ===========

                                                                                       DECEMBER 31,
                                          ------------------------------------------------------------------------------------
                                              1996                   1995            1994            1993            1992
                                           ------------           ------------    ------------    ------------     -----------



CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........     $ 18,066,884               $ 15,896,373    $  1,880,982    $  8,135,484     $ 3,479,534
Short-term investments............       20,550,986                  6,325,502              --              --              --
Working capital...................       36,917,629                 19,609,791         679,177       6,925,243       2,660,555
Total assets......................       41,385,280                 24,949,911       4,302,889       9,840,148       4,255,800
Deferred revenue (5)..............               --                         --       5,744,329       5,744,329       4,494,329
Total stockholders' equity
 (deficit)........................       39,065,225                 21,803,851     (20,674,994)    (11,104,844)     (5,100,790)


------------------------
(1) Includes a noncash charge in 1996 of $1,030,981 related to the resignation of a Company senior executive. See Note 9 of Notes to Consolidated Financial Statements.

(2) Includes a noncash charge in 1995 of $1,747,931 for common stock issued in connection with a renegotiated supply contract. See Note 8 of Notes to Consolidated Financial Statements.
(3) See Note 1 of Notes to Consolidated Financial Statements. Does not include 1,664,200 shares of common stock reserved for issuance upon exercise of outstanding options at December 31, 1996 since their inclusion would be antidilutive. See Note 9 of Notes to Consolidated Financial Statements.
(4) The Company has never paid cash dividends on its common stock other than distributions made to stockholders when the Company was owned only by individuals and had elected to be an S corporation for U.S. federal income tax purposes.
(5) See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities Litigation
Reform Act of 1995.   Forward-looking statements reflect the Company's current
views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results; (2) there can be no assurance of FDA approval to market ERGOSET for Type II diabetes or any other indication or that the FDA will not require additional clinical trials of ERGOSET; (3) uncertainty related to the scientific development of a new medical therapy; (4) competition in the anti-diabetic market is intense and other products have been recently approved by the FDA to treat Type II diabetes; (5) the need for additional funding; (6) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries; and (7) there can be no assurance that the Company will be able to establish corporate alliances to market ERGOSET and assist with the development of product candidates. Further information and additional important factors are set forth in the section entitled "Item 1. Business -
Risk Factors".   The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. ERGOSET has not been cleared for marketing by the FDA and is being investigated for use in Type II diabetes pursuant to an Investigational New Drug exemption.

OVERVIEW

     Since inception, the Company has been engaged in the discovery and development of novel treatments for metabolic disorders, including Type II diabetes and obesity, and various cancers. The Company's technology, based on the principals of chronobiology, uses the timed administration of oral drugs to modulate the body's neuroendocrine activity. The Company has dedicated most of its financial resources to ERGOSET research and development, general and administrative expenses, and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and does not expect to generate such revenues for at least a couple of years, if at all. The Company has been unprofitable since its inception, and the Company's accumulated deficit was $59,061,288 as of December 31, 1996. Although the Company intends to enter into collaborative relationships, it expects to incur substantial and increasing expenses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

RESULTS OF OPERATIONS

Years ended December 31, 1995 and 1996

     Total revenues increased from $94,348 in 1995 to $1,397,521 in 1996. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increase in interest income is attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during 1996, compared to 1995. The amounts increased as a result of proceeds received from the Company's initial public offering in December 1995 and second public offering in August 1996.

     Research and development expenses decreased from $15,663,990 in 1995 to $12,441,228 in 1996. The decrease was due to the reduction of in-process research and development purchases which totaled $7,020,064 and $168,750 in 1995 and 1996, respectively. Excluding the purchases of in-process research and development, expenses increased $3,628,552. The increases were principally the result of greater expenses related to Phase III clinical trials for ERGOSET, continued progress on several earlier stage research programs including those in metastatic breast cancer and photodynamic therapy, and the hiring of additional research personnel.

     General and administrative expenses decreased from $6,580,308 in 1995 to $6,139,072 in 1996. The decrease was principally due to a net charge of $1,747,931 in 1995 related to a renegotiated supply agreement. Excluding this nonrecurring, noncash charge, general and administrative expenses increased $1,306,695. The increase in 1996 was due to a $1,277,980 charge related to the resignation of a Company senior executive, and the hiring of additional administrative personnel. The increase was partially offset by a reduction in legal costs.

     Net loss decreased from $22,149,950 in 1995 to $17,182,779 in 1996.  The decrease was mainly due to costs associated with the purchase of in-process research and development and the renegotiated supply agreement noted above. Net loss to common stockholders decreased from $31,960,562 to $17,620,111. This decrease was primarily due to a $7,123,536 noncash charge in 1995 related to a preferred stock dividend, in addition to the reduction in costs associated with the purchase of in-process research and development and the renegotiated supply agreement. Net loss per common share decreased from $8.06 to $1.57 in 1995 and 1996, respectively. The decrease was due to the decreased net loss to common stockholders and increased weighted average shares outstanding which totaled 3,966,266 in 1995 and 11,248,315 in 1996.

     In the first quarter of 1997, the Company will record a charge of approximately $925,000 for severance payments to be made to the former Chairman of the Board of Directors, officer and employee of the Company. Of the total estimated charge, $450,000 is noncash and the remainder will be paid over a 20 month period.

Years ended December 31, 1994 and 1995

     Total revenues declined from $214,916 in 1994 to $94,348 in 1995. Revenues were derived primarily from interest income earned on cash and cash equivalents. The decrease in interest income is attributable to a decrease in the average amounts of cash and cash equivalents during 1995, compared to 1994, as cash was used to fund the Company's operations.

     Research and development expenses increased from $4,917,830 in 1994 to $15,663,990 in 1995. The increase was principally the result of greater expenses related to clinical trials of ERGOSET, the purchase of in-process research and development, a license payment to LSU, and preclinical studies.

     General and administrative expenses increased from $4,256,934 in 1994 to $6,580,308 in 1995. The increase was principally due to a net charge of $1,747,931 related to a renegotiated supply agreement, non-recurring charges in connection with the termination of a manufacturing agreement, the settlement of litigation, and the hiring of additional administrative personnel.

     Net loss increased from $8,959,848 in 1994 to $22,149,950 in 1995.  Net loss to common stockholders increased from $9,893,064 to $31,960,562 while net loss per common share increased from $2.56 to $8.06 in 1994 and 1995, respectively.

NET OPERATING LOSS CARRYFORWARD

     At December 31, 1996, the Company's reported federal net operating loss carryforwards were approximately $45 million. If not used, the tax loss carryforwards will begin to expire in 2007. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in Code sections 382 and 383. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's primary source of cash has been from financing activities which have consisted of private placements of equity securities and two public offerings. Private placements of equity securities through December 31, 1996, provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering. Cash and cash equivalents were $15,896,373 and $18,066,884, while short-term investments were $6,325,502 and $20,550,986, at December 31, 1995 and 1996, respectively. The increases in cash and cash equivalents and short-term investments at December 31, 1996, were due primarily to the proceeds from the second public offering.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. During 1996, the Company conducted clinical trials of its lead drug candidate, ERGOSET, for the treatment of Type II diabetes, and a two drug combination for the treatment of breast cancer. On July 18, 1996, the Company announced the results from two Phase III trials of ERGOSET as adjunctive therapy with sulfonylurea agents in the treatment of Type II diabetes. The analysis of the results of these two Phase III trials indicated that ERGOSET improved control of HbA\\1c\\, glucose, triglycerides and free fatty acids in Type II diabetics. The analysis also showed that ERGOSET was generally well-tolerated. On December 20, 1996, the Company announced statistically significant results in its third Phase III trial of ERGOSET as monotherapy treatment of Type II diabetes. This monotherapy study was the final in a group of three double-blinded, placebo-controlled Phase III clinical trials. With the results from the three Phase III clinical trials, the Company conducted a pre-NDA meeting with the FDA on March 20, 1997, and plans to submit an NDA in mid-1997. During this time period, the Company will be actively seeking corporate alliances to market ERGOSET and assist with the development of product candidates. The breast cancer clinical trial currently being conducted by the Company is an open label Phase II study and results from this study are not expected to be released until 1998.

     As of December 31, 1996, the Company's net investment in equipment and leasehold improvements was $2,491,866. The Company expects that additional equipment and facilities will be needed as it increases its research and development activities.

     The Company believes that its available cash, cash equivalents, short-term investments and expected interest income, will be adequate to fund its current
and anticipated levels of operations through mid-1998.   Prior to that time, the
Company will need to raise additional capital through the sale of securities in the public or private equity markets or by entering into a collaborative arrangement with another company. There can be no assurance, however, that events in the Company's research and development programs or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. The Company is pursuing additional research and development of ERGOSET and other product candidates to treat obesity, breast cancer and other diseases. The Company will require additional financing to expand and complete that research and development. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

     The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.......................................................................................   30

Consolidated Balance Sheets as of December 31, 1996 and 1995............................................................   31

Consolidated Statements of Operations for the years ended December 31,  1996, 1995 and 1994 and for the period from inception (January 23, 1990) to December 31, 1996................................................  32

Consolidated Statements of Cash Flows for the years ended December 31,  1996, 1995 and 1994 and for the period from inception (January 23, 1990) to December 31, 1996................................................  33

Consolidated Statement of Stockholders' Equity (Deficit) for the period from inception
 (January 23, 1990) to December 31, 1996.................................................................................  34

Notes to Consolidated Financial Statements...............................................................................  35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ergo Science Corporation
   (A Development Stage Enterprise):

          We have audited the accompanying consolidated balance sheets of Ergo Science Corporation (the "Company") (a development stage enterprise) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996 and the period cumulative from inception (January 23, 1990) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ergo Science Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and the period cumulative from inception (January 23, 1990) to December 31, 1996, in conformity with generally accepted accounting principles.


                                         COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 28, 1997

                            ERGO SCIENCE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                      ----------------------------
                                                                                          1996           1995
                                                                                      -------------  -------------
                                       ASSETS

Current assets:
      Cash and cash equivalents.................................................       $ 18,066,884   $ 15,896,373
      Short-term investments....................................................         20,550,986      6,325,502
      Prepaid and other current assets..........................................            234,558        440,376
                                                                                       ------------   ------------
             Total current assets...............................................         38,852,428     22,662,251
Equipment and leasehold improvements, net.......................................          2,491,866      2,268,234
Other assets....................................................................             40,986         19,426
                                                                                       ------------   ------------
             Total assets.......................................................       $ 41,385,280   $ 24,949,911
                                                                                       ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses.....................................       $  1,747,961   $  3,009,346
      Current portion of capital lease obligations..............................            186,838         43,114
                                                                                        -----------   ------------
             Total current liabilities..........................................          1,934,799      3,052,460

Long-term portion of capital lease obligations..................................            385,256         93,600

Commitments and contingencies...................................................                 --             --

Stockholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized;
           6,903 shares of Series D exchangeable preferred stock
           issued and outstanding at December 31, 1996 and 1995
           (liquidation preferences were $7,618,522 and $7,181,190,
           at December 31, 1996 and 1995, respectively)........................           4,743,852      4,306,520

      Common stock, $.01 par value, authorized 50,000,000 at
           December 31, 1996 and 1995; issued and outstanding
           13,048,036 at December 31, 1996 and 10,145,580 shares
           at December 31, 1995................................................             130,480        101,456

      Additional paid-in capital...............................................          97,158,840     63,420,487
      Cumulative dividends on preferred stock..................................          (2,734,285)    (2,296,953)
      Deferred compensation....................................................          (1,172,374)    (1,849,150)
      Deficit accumulated during the development stage.........................         (59,061,288)   (41,878,509)
                                                                                       ------------   ------------
             Total stockholders' equity........................................          39,065,225     21,803,851
                                                                                       ------------   ------------
                 Total liabilities and stockholders' equity....................        $ 41,385,280   $ 24,949,911
                                                                                       ============   ============








   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                                            Period From
                                                                                                            Inception
                                                                   Years Ended December 31,             (January 23, 1990)
                                              --------------------------------------------------------       through
                                                        1996                  1995           1994        December 31, 1996
                                              -------------------------  --------------  -------------  -------------------
Revenues:
       Licensing and supplier fees..........                                                                  $    355,671
       Interest.............................         $  1,397,521         $     94,348    $   214,916            1,955,007
                                                     ------------         ------------    -----------         ------------
                                                        1,397,521               94,348        214,916            2,310,678
Operating expenses:
       Research and development.............           12,272,478            8,643,926      4,917,830           31,717,746
       Purchase of in-process research and
         development........................              168,750            7,020,064             --            7,188,814
       General and administrative...........            6,139,072            6,580,308      4,256,934           22,279,013
                                                     ------------         ------------    -----------         ------------
                                                       18,580,300           22,244,298      9,174,764           61,185,573
                                                     ------------         ------------    -----------         ------------
                 Net loss...................          (17,182,779)         (22,149,950)    (8,959,848)         (58,874,895)
Accretion of dividends on preferred stock...             (437,332)            (668,313)      (933,216)          (2,448,218)
Dividends on redeemable preferred stock.....                   --           (7,123,536)            --           (7,123,536)
Dividends on preferred stock................                   --           (2,018,763)            --           (2,018,763)
                                                     ------------         ------------    -----------         ------------
Net loss to common stockholders.............         $(17,620,111)        $(31,960,562)   $(9,893,064)        $(70,465,412)
                                                     ============         ============    ===========         ============

Net loss per common share...................               $(1.57)              $(8.06)        $(2.56)
                                                     ============         ============    ===========

Weighted average common shares outstanding..           11,248,315            3,966,266      3,857,940
                                                     ============         ============    ===========





   The accompanying notes are an integral part of the consolidated financial statements

                             ERGO SCIENCE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Period from Inception

                                                                     Years Ended December 31,                  (January 23, 1990)
                                                    -------------------------------------------------------          through
                                                              1996                  1995           1994         December 31, 1996
                                                    -------------------------  --------------  -------------  ----------------------

Cash flows from operating activities:
  Net loss......................................         $(17,182,779)          $(22,149,950)   $(8,959,848)           $(58,874,895)

  Adjustments to reconcile net loss to cash used
     by operating activities:
     Depreciation and amortization..............            1,094,748                848,906        533,709               2,799,219
     Noncash compensation.......................            2,015,251                490,961        253,942               2,760,148
     Noncash purchase of in-process research and
        development.............................              168,750              5,520,064             --               5,688,814
     Loss on disposal of equipment..............                   --                     --             --                  28,331
     Noncash stock issuance for renegotiated
        supplier agreement......................                   --              1,747,931             --               1,747,931
     Other noncash charges......................                   --                 86,347             --                  86,347
     Changes in operating assets and liabilities:
        Prepaid and other current assets........              205,818               (381,849)       (19,448)               (234,558)
        Other assets............................              (21,560)                 8,975         (5,068)                (93,128)
        Accounts payable and accrued expenses...           (1,261,385)             1,746,151        (14,744)              1,717,961
        Deferred revenue........................                   --               (184,615)            --               5,559,714
                                                         ------------           ------------    -----------            ------------
Net cash used for operating activities..........          (14,981,157)           (12,267,079)    (8,211,457)            (38,814,116)

                                                         ------------           ------------    -----------            ------------


Cash flows from investing activities:
  Purchase of short-term investments............          (35,783,642)            (6,325,502)            --             (42,109,144)

  Proceeds from maturity of short-term investments         21,558,158                     --             --              21,558,158
  Purchase of equipment and leasehold
        improvements............................           (1,318,380)              (737,335)    (1,102,934)             (5,026,247)

  Proceeds received on sale of equipment........                   --                     --             --                  31,724
                                                         ------------           ------------    -----------            ------------
Net cash used in investing activities...........          (15,543,864)            (7,062,837)    (1,102,934)            (25,545,509)

                                                         ------------           ------------    -----------            ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt, net.                 --                     --             --               3,409,552
  Distributions paid to S Corp. stockholder.....                   --                     --             --                (186,393)

  Principal payments under capital lease
        obligations.............................             (114,338)               (37,727)        (8,733)               (173,386)

  Proceeds from issuance of promissory notes....                   --              7,000,000             --               7,000,000
  Repayment of promissory notes.................                   --             (3,000,000)            --              (3,000,000)
  Proceeds from issuance of common stock and
        Series D redeemable stock...............                   --              1,352,666             20               1,392,686
  Proceeds received from capital
        contributions...........................                   --                     --         68,952                 102,176
  Proceeds from issuance of Series B and C......
        redeemable convertible preferred stock..                   --              4,999,892      2,999,650              18,041,528
  Proceeds from issuance of common stock, net of
        issuance costs ($515,273 in 1996 and
        $1,033,274 in 1995).....................           32,218,487             23,030,476             --              55,248,963

  Proceeds from stock option exercise...........               41,665                     --             --                  41,665
  Proceeds from sale-leaseback agreement........              549,718                     --             --                 549,718
                                                         ------------           ------------    -----------            ------------
  Net cash provided by financing activities.....           32,695,532             33,345,307      3,059,889              82,426,509
                                                         ------------           ------------    -----------            ------------
  Net increase (decrease) in cash and cash
        equivalents.............................            2,170,511             14,015,391     (6,254,502)             18,066,884
  Cash and cash equivalents at beginning of
        period..................................           15,896,373              1,880,982      8,135,484                      --
                                                         ------------           ------------    -----------            ------------
  Cash and cash equivalents at end of
        period..................................         $ 18,066,884           $ 15,896,373    $ 1,880,982            $ 18,066,884
                                                         ============           ============    ===========            ============




   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                       Additional
                                                                                                        Paid-In
                                                    Preferred Stock         Common Stock                Capital
                                                 --------------------------------------------    -------------------
                                                 Shares      Amount        Shares     Amount
                                                 --------------------------------------------
Issuance of common stock $.01 par value,
   in connection with incorporation..........                              2,500,000  $    25,000     $ 15,000
Net loss for period..........................
                                                                          ----------    ---------     --------
Balance at December 31, 1990.................                              2,500,000       25,000       15,000
Net loss for period..........................
                                                                          ----------    ---------     --------
Balance at December 31, 1991.................                              2,500,000       25,000       15,000
Distributions paid to S Corp. stockholder....
Net loss for period..........................
                                                                          ----------    ---------     --------
Balance at December 31, 1992.................                              2,500,000       25,000       15,000
Capital contribution.........................                                                           33,224
Distributions paid to S Corp. stockholder....
Accretion of dividends on redeemable pref-
  erred stock................................
Net loss for period..........................
                                                                          ----------    ---------    ---------
Balance at December 31, 1993.................                              2,500,000       25,000       48,224
Capital contribution.........................                                                           68,952
Accretion of dividends on redeemable pref-
  erred stock................................
Exercise of stock option.....................                                     25                        20
Issuance of compensatory stock option
  grants.....................................                                                        1,172,250
Amortization of deferred compensation........
Net loss for period..........................
                                                                          ----------    ---------    ---------
Balance at December 31, 1994.................                              2,500,025       25,000    1,289,446
Accretion of dividends on preferred
  stock......................................
Forgiveness of accretion of dividends on
  preferred stock............................
Dividend on preferred stock..................                                                        7,123,536
Purchase of in-process research and deve-
  lopment for common stock...................                                403,875        4,039    6,429,661
Common stock issuance related to supplier
  agreements.................................                                229,575        2,296    3,158,679
Issuance of common stock.....................                                 33,394          334      533,970
Issuance of compensatory stock option
  grants.....................................                                                        1,421,803
Dividend on preferred stock..................                                224,307        2,243    2,016,520
Conversion of Series A, B, and C redeemable
  preferred stock into common stock..........                              3,427,637       34,276   14,383,715
Conversion of Bridge Loan and interest to
  common stock...............................                                451,767        4,518    4,061,431
Issuance of Series D preferred stock.........     6,903     $ 4,306,520
Issuance of common stock in initial public
  offering, net of offering costs
  of $1,033,274..............................                              2,875,000       28,750   23,001,726
Amortization of deferred compensation........
Net loss for period..........................
                                              ---------       ---------   ----------    ---------  -----------
Balance at December 31, 1995.................     6,903       4,306,520   10,145,580      101,456   63,420,487
Accretion of dividends on preferred stock....                   437,332
Exercise of stock options....................                                 41,000          410       41,255
Cancellation of compensatory stock option
  grants.....................................                                                         (651,003)
Issuance of compensatory stock option
  grants.....................................                                                        1,989,478
Issuance of common stock in public offer-
  ing, net of offering costs of $515,273.....                              2,842,706       28,427   32,190,060
Common stock issuance related to license and
  royalty agreement..........................                                 18,750          187      168,563
Amortization of deferred compensation........
Net loss for period..........................
                                              --------      ------------  ----------    ---------  -----------
Balance at December 31, 1996.................    6,903       $ 4,743,852  13,048,036    $ 130,480  $97,158,840
                                              ========      ============  ==========    =========  ===========








                                                                                      Deficit
                                                                                    Accumulated            Total
                                                 Cumulative                            During            Stockholder's
                                                Dividends on       Deferred         Development             Equity
                                               Preferred Stock   Compensation          Stage              (Deficit)
                                              ----------------  --------------      -----------          -----------

Issuance of common stock $.01 par value,
   in connection with incorporation..........                                                             $     40,000
Net loss for period..........................                                         $      (253,963)        (253,963)
                                                                                      ---------------     ------------
Balance at December 31, 1990.................                                                (253,963)        (213,963)
Net loss for period..........................                                              (1,546,603)      (1,546,603)
                                                                                      ---------------     ------------
Balance at December 31, 1991.................                                              (1,800,566)      (1,760,566)
Distributions paid to S Corp. stockholder....                                                 (19,483)         (19,483)
Net loss for period..........................                                              (3,320,741)      (3,320,741)
                                                                                      ---------------     ------------
Balance at December 31, 1992.................                                              (5,140,790)      (5,100,790)
Capital contribution.........................                                                                   33,224
Distributions paid to S Corp. stockholder....                                                (166,910)        (166,910)
Accretion of dividends on redeemable pref-
  erred stock................................    $   (409,357)                                                (409,357)
Net loss for period..........................                                              (5,461,011)      (5,461,011)
                                                 ------------                         ---------------     ------------
Balance at December 31, 1993.................        (409,357)                            (10,768,711)     (11,104,844)
Capital contribution.........................                                                                   68,952
Accretion of dividends on redeemable pref-
  erred stock................................        (933,216)                                                (933,216)
Exercise of stock option.....................                                                                       20
Issuance of compensatory stock option
  grants.....................................                      $  (1,172,250)
Amortization of deferred compensation........                            253,942                               253,942
Net loss for period..........................                                              (8,959,848)      (8,959,848)
                                                 ------------       ------------      ---------------     ------------
Balance at December 31, 1994.................      (1,342,573)          (918,308)         (19,728,559)     (20,674,994)
Accretion of dividends on preferred
  stock......................................      (1,233,366)                                              (1,233,366)
Forgiveness of accretion of dividends on
  preferred stock............................       1,673,693                                                1,673,693
Dividend on preferred stock..................      (7,123,536)
Purchase of in-process research and deve-
  lopment for common stock...................                                                                6,433,700
Common stock issuance related to supplier
  agreements.................................                                                                3,160,975
Issuance of common stock.....................                                                                  534,304
Issuance of compensatory stock option
  grants.....................................                         (1,421,803)
Dividend on preferred stock..................      (2,018,763)
Conversion of Series A, B, and C redeemable
  preferred stock into common stock..........       7,747,592                                               22,165,583
Conversion of Bridge Loan and interest to
  common stock...............................                                                                4,065,949
Issuance of Series D preferred stock.........                                                                4,306,520
Issuance of common stock in initial public
  offering, net of offering costs
  of $1,033,274..............................                                                               23,030,476
Amortization of deferred compensation........                            490,961                               490,961
Net loss for period..........................                                             (22,149,950)     (22,149,950)
                                                 ------------       ------------      ---------------     ------------
Balance at December 31, 1995.................      (2,296,953)        (1,849,150)         (41,878,509)      21,803,851
Accretion of dividends on preferred stock....        (437,332)
Exercise of stock options....................                                                                   41,665
Cancellation of compensatory stock option
  grants.....................................                            651,003
Issuance of compensatory stock option
  grants.....................................                           (958,497)                            1,030,981
Issuance of common stock in public offer-
  ing, net of offering costs of $515,273.....                                                               32,218,487
Common stock issuance related to license
  and royalty agreement......................                                                                  168,750
Amortization of deferred compensation........                            984,270                               984,270
Net loss for period..........................                                             (17,182,779)     (17,182,779)
                                                 ------------       ------------      ---------------     ------------
Balance at December 31, 1996.................    $ (2,734,285)      $ (1,172,374)     $   (59,061,288)    $ 39,065,225
                                                 ============       ============      ===============     ============


               The accompanying notes are an integral part of the consolidated financial statements

                       ERGO SCIENCE CORPORATION
                   (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           Organization

          Ergo Science Development Corporation ("Ergo") was incorporated on January 23, 1990. Ergo operated as an S Corporation from inception to September 30, 1992, when it converted to a C Corporation. In April 1995, Ergo went through a recapitalization whereby all the stock of Ergo was exchanged on a one-for-one basis for an equal amount of stock in Ergo Science Holdings, Incorporated, previously a wholly-owned subsidiary of Ergo. Subsequent to the recapitalization, Ergo Science Holdings, Incorporated changed its name to Ergo Science Corporation (the "Company"). The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated upon consolidation.

         The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, and is devoting substantially all of its efforts to conducting research and development and raising capital to fund operations. The ultimate success of the Company is dependent upon the development and marketing of its products and its ability to secure adequate financing until the Company is operating profitably.

          Research and Development Costs

          Research and development costs are expensed as incurred.

          Cash Equivalents and Investments

          The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

          Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

         At December 31, 1996 and 1995 cash equivalents were composed primarily of investments in money market funds and held-to-maturity securities with original maturities of 90 days or less. Due to the nature of these securities, there were no unrealized gains or losses at the balance sheet dates. These investments consisted of United States Government obligations and high grade commercial paper and asset backed securities that mature within 90 days of purchase.

         Concentration of Credit Risk

          The Company has not realized any losses on its investments. The Company has invested the net proceeds of its public offerings in short-term, interest-bearing, investment-grade securities, including U.S. Treasury and agency securities and high-grade corporate notes.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Uncertainties

          The Company is subject to risks common to companies in the Pharmaceutical Industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA governmental regulations.

          Net Loss Per Common Share

          Net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the filing of the initial public offering, even when antidilutive, have been included in the calculation as if they were outstanding for all periods through September 30, 1995, using the treasury stock method. In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss available to common stockholders.

          Fully diluted net loss per common share is the same as primary net loss per common share.

          Equipment and Leasehold Improvements

          Equipment and leasehold improvements are stated at cost. Depreciation is calculated using straight-line basis over a 2 to 7 year estimated useful life. Leasehold improvements are amortized over the shorter of the life of the leases or the estimated useful life of the related assets. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

          Capital Leases

          Assets and liabilities relating to capital leases are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Capital lease amortization is included with depreciation and amortization expense.

          Organization Costs

          Certain costs associated with organizing the Company had been capitalized and were being amortized on a straight-line basis over a period of five years. All capitalized organization costs were fully amortized as of December 31, 1995.

          Income Taxes

          Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 6.

          Recent Accounting Pronouncements

          In 1997, the Financial Accounting Standards Board ("FASB") released the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basis and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Management has not yet determined the impact of SFAS 128 on the Company's financial statements.

2.        SHORT-TERM INVESTMENTS

         The following is a summary of held-to-maturity securities not classified as cash and cash equivalents as of December 31:

                                    1996         1995
                                ------------  -----------

Commercial paper.............    $ 8,844,868   $2,388,948
Federal agency notes.........     11,706,118    3,936,554
                                 -----------   ----------
Total short-term
  investments................    $20,550,986   $6,325,502
                                 ===========   ==========


          Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on fair value of these securities. These securities are carried at amortized cost which approximates fair value. All short-term investments mature within 83 days of December 31, 1996.

3.           EQUIPMENT AND LEASEHOLD IMPROVEMENTS

             Equipment and leasehold improvements consist of the following at December 31:

                                                 1996          1995
                                             ------------  ------------

Furniture and equipment................      $ 1,004,758   $   735,333
Lab equipment..........................        2,074,539     1,475,123
Leasehold improvements.................        1,939,831     1,551,408
                                             -----------   -----------
                                               5,019,128     3,761,864
Accumulated depreciation and
  amortization.........................       (2,527,262)   (1,493,630)
                                             -----------   -----------
Equipment and leasehold improve-
  ments, net...........................      $ 2,491,866   $ 2,268,234
                                             ===========   ===========

          Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $1,094,748, $802,275, and $522,920, respectively.

          In July 1996, the Company entered into a sale lease-back agreement which included $549,718 in furniture and office and lab equipment. Assets under capital leases, net of accumulated amortization at December 31, 1996 and 1995 were $598,786 and $127,280, respectively.

4.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following at December 31,

                                                    1996         1995
                                                 -----------  -----------
Accounts payable...............................    $  322,614   $  849,801
Accrued legal costs............................       169,295      695,499
Accrued payroll and vacation...................       183,079           --
Accrued bonuses................................       284,580           --
Accrued severance agreement....................       185,248           --
Accrued other expenses.........................       603,145    1,464,046
                                                   ----------   ----------
Total accounts payable
  and accrued expenses.........................    $1,747,961   $3,009,346
                                                   ==========   ==========

5.        LEASES

            The Company leases office and research space and office equipment under operating lease arrangements which expire on various dates through the year 2000. Certain operating lease arrangements include options to renew for additional periods or payment terms that are subject to increases due to taxes and other operating costs of the lessor. In addition, the Company leases certain equipment under lease arrangements which have been accounted for as capital leases. Future minimum commitments, by year and in the aggregate, under these long-term noncancelable leases consist of the following at December 31, 1996:


                                                     Capital Leases  Operating Leases
                                                     --------------  ----------------

1997............................................           $273,169          $620,827
1998............................................            263,966           110,747
1999............................................            151,443            21,300
2000............................................             41,512            14,200
2001 ...........................................                 --                --
Thereafter.....................................                  --                --
                                                           --------          --------
                                                            730,090          $767,074
                                                                             ========
Less amounts representing interest                          157,996
                                                           --------
Present value of minimum lease payments                     572,094
Less current portion of capital lease obligations           186,838
                                                           --------
Long-term portion of capital lease obligations             $385,256
                                                           ========

     Rent expense for the years December 31, 1996, 1995 and 1994 amounted to $657,574, $251,637, and $247,930, respectively.

     Cash paid for interest on capital leases was $51,206, $13,908, and $2,023 in 1996, 1995 and 1994, respectively.

6.    INCOME TAXES

            Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                    1996           1995
                                                                                -------------  -------------
Deferred tax assets:
  Equipment and leasehold improvements....................................      $    315,000   $    166,000
  Research and development credits........................................         1,680,000      1,008,000
  Deferred compensation...................................................           469,000        740,000
  In-process research and development.....................................           560,000        600,000
  Net operating loss......................................................        17,835,000     11,798,000
                                                                                ------------   ------------
Total deferred tax assets.................................................        20,859,000     14,312,000
Valuation allowance for deferred tax assets...............................       (20,859,000)   (14,312,000)
                                                                                ------------   ------------
                                                                                          --             --

Deferred tax liabilities:
Total deferred tax liabilities............................................                --             --
                                                                                ------------   ------------

Net deferred tax assets...................................................                --             --
                                                                                ============   ============

     The change in the total valuation allowance for the years ended December 31, 1996 and 1995 were increases of $6,547,000 and $6,092,000, respectively.

     As of December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $45 million which expire through 2010. The Company's ability to use the carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Sections 382 and 383.

7.   CAPITAL STOCK

     In October 1995, the Board of Directors increased the number of authorized shares of common stock to 50,000,000 and the authorized number of shares of preferred stock to 10,000,000. The Board of Directors may establish, without stockholder approval, one or more classes or series of preferred stock having the number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors may designate. Also in October 1995, the Company effected a 25-for-1 stock split and converted all shares of the Company's Class A Common Stock and Class B Common Stock into one class of common stock. Accordingly, all share and per share amounts reflect the stock splits and the Class A/Class B conversion as though they had occurred at the beginning of the initial period presented.

     On September 10, 1992, the Company issued $3,500,000 principal amount of Series A 6% convertible notes for cash at face value. On October 12, 1993, the Company converted the $3,500,000 of Series A 6% convertible notes into 8,826 shares of Voting Series A 6% Redeemable Convertible Preferred Stock, $.01 par value, with a stated value of $3,730,750. In connection therewith, the Company recognized a charge to expense of $48,458 representing the remaining unamortized balance of the deferred issuance costs.

     On October 12, 1993, the Company sold 20,940 shares of Voting Series B 6% Redeemable Convertible Preferred Stock, $.01 par value, for an aggregate amount of $10,041,986.

     On July 15, 1994, the Company sold 6,255 shares of Voting Series C 6% Redeemable Convertible Preferred Stock, $.01 par value, for an aggregate amount of $2,999,605.

     Each share of Series A, Series B, and Series C Redeemable Convertible Preferred Stock (the "Preferred Stock") was convertible, at the option of the stockholder, into common stock by dividing the stated value for each share adjusted for unpaid and undeclared dividends (in effect at the time) by the conversion price (in effect at the time). The conversion price of the Preferred Stock was subject to adjustment under certain conditions identified in the agreement, and automatically converted upon the closing of the public offering into shares of common stock of the Company, at the conversion price in effect at the time.

     The holders of Preferred Stock were also entitled to voting rights equal to the number of common shares into which the preferred shares would have been converted into at the time. The holders of Series A and Series C Preferred Stock each had the right to elect one member to the Board of Directors. The holders of Series B Preferred Stock had the right to elect two members to the Board of Directors. Such voting power terminated upon the public offering.

     The holders of Preferred Stock were entitled to receive quarterly cash dividends at a rate of 6% per annum, compounded semi-annually, on the stated value thereof, commencing November 1, 1993, for Series A and Series B Preferred Stock and August 1, 1994 for Series C Preferred Stock. Accumulated and unpaid dividends were accreted and charged to cumulative dividends on redeemable preferred stock. Such dividends were cumulative, commencing on the date of original issue, and payable to holders of record when and as declared by the Board of Directors. The dividend value of the Preferred Stock was $31.64, $35.83 and $13.22 per share for Series A, Series B and Series C Preferred Stock, respectively, at December 31, 1994. Unpaid and undeclared dividends to holders of Preferred Stock amounting to $509,525, $750,373 and $82,675 for Series A, Series B and Series C, respectively, had been accreted in cumulative dividends on redeemable preferred stock at December 31, 1994.

     In the event of liquidation, the holders of Preferred Stock were entitled to be paid a liquidation amount equal to the greater of the conversion amount per share at the time or the stated value per share at the time. As of December 31, 1994, the aggregate liquidation values, of the Series A, Series B and Series C Preferred Stock were $4,009,525, $10,792,359 and $3,082,325, respectively.

     On April 27, 1995, in connection with a revised license and royalty agreement negotiated with Louisiana State University (LSU), the Company issued 125,000 shares of common stock to certain inventors, including two members of the Company's Board of Directors. The shares were issued in exchange for the inventors' share of the royalty obligation the Company has under the royalty agreement with LSU. Accordingly, the Company recorded a $2,000,000 charge for the purchase of in-process research and development.

     On May 30, 1995, the Company sold 10,426 shares of Series C Redeemable Convertible Preferred Stock, par value $.01, for $4,999,892.

     On September 1, 1995, the Series A, Series B and Series C Redeemable Convertible Preferred Stock designations were amended. The effect of this amendment was to cancel the accretion of dividends on the Series A Preferred Stock since its issuance on October 13, 1993, and the accretion on Series B and Series C Preferred Stocks since their issuance and to reset the stated value at September 1, 1995 to the original stated value of each series. The Company re-commenced accreting dividends on September 1, 1995. In connection with these amendments, the Company recorded a preferred stock dividend in the amount of $7,123,536 which reflects the difference between the $9 per share fair market value of the Company's common stock on the date of amendments and the $6.41 per share amended weighted average conversion price of the Series A, B and C Preferred Stock, multiplied by the number of additional shares of common stock those preferred stockholders received upon conversion.

     In September 1995, the Company obtained a loan commitment from the holders of the Series A, B and C Redeemable Convertible Preferred Stock for an amount up to $6,000,000. The Company received an initial advance against this commitment of $1,000,000 and had the option to draw further advances in installments of $1,000,000. Outstanding amounts bore interest at 10% and would mature at the earlier of the closing of a private placement, the closing of an initial public offering (IPO), or January 31, 1996. Upon the maturity of the outstanding amounts which resulted from the closing of the IPO the Company issued the investors 451,767 shares of common stock of the Company equal to the outstanding amount, $4,065,949 divided by $9.00 per share in full satisfaction of amounts under the loan.

     On December 19, 1995, the Company completed its IPO and sold an aggregate of 2,875,000 shares of common stock at $9.00 per share resulting in net proceeds, after deducting underwriting discounts and offering costs, of

$23,030,476. In addition, upon the closing of the IPO, the Series A, B and C Preferred Stock including all applicable dividends accreted in cumulative dividends on redeemable preferred stock since September 1, 1995, were automatically converted into shares of common stock in accordance with the underlying agreements.

     On August 14, 1996, the Company completed a second public offering and sold an aggregate of 2,842,706 shares of common stock at $12.25 per share resulting in net proceeds, after deducting underwriting discounts and offering costs, of $32,218,487.

     See Note 8 for a description of Series D Preferred Stock.

8.   LICENSE AGREEMENTS AND SUPPLIER CONTRACTS

     In the fall of 1991, the Company entered into an exclusive licensing arrangement with an investment group organized in New England (the New England Group). Under the terms of this arrangement, a partnership (The New England Venture) organized by the investment group acquired an exclusive license arrangement to commercialize the Company's products and medical protocols in the six New England States. In the spring of 1992, the Company, the New England Group, and a group of investors in Florida organized a partnership (the Florida Venture) to commercialize the Company's products and medical protocols in the state of Florida. The Company entered into a license arrangement with the Florida Venture to commercialize the products and medical protocols in Florida.

     In the fall of 1992, the Company organized a partnership to commercialize the Company's products and medical protocols in the state of Louisiana (the Louisiana Venture). The Company entered into a license arrangement with the Louisiana Venture to commercialize the products and medical protocols in Louisiana.

     During 1991 and 1993, the Company received fees from two suppliers for the exclusive right to supply the Company with certain drug products. In exchange, the Company agreed to purchase all of its drug requirements from the suppliers at agreed upon prices.

     $1,950,000 of the license fees and $1,750,000 of the supplier contracts fees received by the Company were characterized as nonrefundable in the respective agreements. Through December 31, 1992, such nonrefundable fees were recognized as revenue over the period from receipt of funds to the estimated date of FDA approval because of the Company's obligations to perform research and sponsor clinical trials prior to that approval. However, during 1993 the Company began discussions with the sublicensees about exchanging their sublicense rights for the Company's common stock. The Company also began discussions with suppliers to renegotiate the supply contracts to fit more closely the redesigned plan for commercialization of its products. Therefore, no additional deferred revenue from sublicensing fees and from supplier contracts had been recognized in 1994 and 1993.

     Effective January 1, 1995, the Company renegotiated the contract with one of its drug suppliers. In recognition of the supplier's initial contribution of its supply agreement fee to fund the Company's drug development efforts, the Company issued 156,400 shares of common stock, par value $.01. The Company assigned a value of $16 per share; the value assigned in excess of the unamortized deferred revenue from the fees previously received resulted in a net charge to operations of $1,089,356 in January 1995. The Company subsequently issued an additional 73,175 shares of common stock to the supplier under antidilution provisions of the renegotiated agreement, which resulted in a net charge to operations of $658,575 in November 1995.

     In September 1995, the Company terminated its manufacturing agreement with the other drug supplier and recorded a charge of $215,385 for a cash payment to that supplier.

     In April 1995, the Company went through a recapitalization whereby all the stock of the Company was exchanged on a one-for-one basis for an equal amount of stock in Ergo Science Holdings, Incorporated, previously a wholly-owned subsidiary of the Company. Subsequent to the recapitalization, Ergo Science Holdings, Inc. changed its name to Ergo Science Corporation.

     As a result of the redesigned plan for commercialization of the Company's products, territorial sublicenses were no longer commercially feasible for the partnerships. Accordingly, on April 27, 1995, the Company effectively canceled the partnership sublicenses by acquiring all the partners' interests in the New England Venture, the Florida Venture and the Louisiana Venture. Rather than return the sublicense fees, including both the refundable and unamortized nonrefundable portions originally contributed by the partnerships, the Company issued 278,875 shares of common stock and 5,618 shares of Series D Exchangeable Preferred Stock (the "Series D
Preferred Stock"), par value $.01. The Company ascribed a value of $16 per share to the common stock issued and $584 per share of Series D Preferred Stock. The excess of fair value of the stock issued over the related unamortized deferred revenue resulted in a net charge to operations of $3,520,000 for the purchase of in-process research and development.

     The holders of Series D Preferred Stock are also entitled to receive quarterly cash dividends at a rate of 6% per annum compounded semiannually on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall be payable to holders of record, when and as declared,
by the Board of Directors.   The Company will have the option to convert the
Series D Preferred Stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the Series D Preferred Stock into common stock within the 90 days, the Series D Preferred Stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The Company currently intends to exercise its option to convert the Series D Preferred Stock to common stock if it receives FDA approval, and, accordingly, the Series D Preferred Stock was recharacterized as Preferred Stock upon closing of the IPO. The Series D Preferred Stock is carried at face value plus accrued unpaid dividends. The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

     On April 27, 1995, in conjunction with the recapitalization, the Company also sold 1,285 shares of the Series D Preferred Stock, par value $.01 and 33,400 shares of common stock, par value $.01, for $1,285,000.

     In November 1995, the Company declared a dividend of 224,307 common shares to the holders of Series D Preferred Stock and, accordingly, recorded a charge in the fourth quarter of $2,018,763 to net loss to common stockholders.

     On December 19, 1995, upon completion of the Company's IPO, the Series D Preferred Stock was no longer redeemable at the holder's option.

     On December 19, 1996, the one year anniversary of the IPO, the Company issued 18,750 common shares to LSU in conjunction with a novative license and royalty agreement and, accordingly, recorded a charge of $168,750. See Note 10 for a description of the novative license and royalty agreement.

9.   STOCK OPTIONS AND INCENTIVE PLAN

     The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and expire at various dates through December 27, 2006.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS
123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                               1996                                1995
                        ------------------                  ------------------
                  Net Loss to                         Net Loss to
               ------------------                  ------------------
               Common Stockholder  Loss Per Share  Common Stockholder  Loss Per Share
               ------------------  --------------  ------------------  --------------
As Reported...        $17,620,111           $1.57         $31,960,562           $8.06

Pro Forma....         $18,334,693           $1.63         $32,072,056           $8.09


          The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of 5 years, expected volatility of 44%, a dividend yield of 0% and a weighted average risk-free interest rate of 6.56% for 1996 and 5.85% for 1995. The fair value of options granted in 1996 and 1995 was $3,695,732 and $2,518,965, respectively.

          In October 1995, the Company granted to various employees options to purchase 621,625 shares of common stock at $6.71 per share. Deferred compensation of $1,423,521 related to those option grants is being amortized to operations over the four-year vesting period of the options.

          In December 1995, the Company issued to its financial advisor, at the closing of the IPO, an option exercisable for three years to acquire 20,000 shares of common stock with an exercise price per share equal to the IPO price per share.

          In December 1995, the Company granted one of its medical advisors an option to purchase 10,000 shares of common stock at an exercise price equal to the IPO price per share. One quarter of these shares vested on the grant date and the balance will vest over three years.

          During 1996, the Company granted to various employees options to purchase 711,395 shares of common stock at exercise prices ranging from $6.71 to $23.50 per share. Of the total number of options issued in 1996, 433,550 were issued at prices equal to the market prices on the grant dates. The remaining 277,845 options were granted at prices below market. Of those options granted at prices below market, 220,000 were issued in conjunction with the resignation of a Company senior executive. In connection with the issuance of these options, the Company recorded compensation expense of $1,030,981.

          Information related to stock option activity for the period from inception to December 31, 1996 is as follows:

                                                         Shares    Option Price
                                                       ----------  ------------
       Outstanding at December 31, 1991  ..........
          Granted  ................................      394,725    $      0.80
                                                       ---------
       Outstanding at December 31, 1992 ...........      394,725
          Granted  ................................       31,250           0.80
                                                       ---------
       Outstanding at December 31, 1993 ...........      425,975
          Granted  ................................      100,000           0.80
          Exercised  ..............................          (25)          0.80
                                                       ---------
       Outstanding at December 31, 1994                  525,950
          Granted                                        651,625      6.71-9.00
          Canceled                                          (750)          6.71
                                                       ---------
       Outstanding at December 31, 1995                1,176,825
          Granted  ................................      711,395     6.71-23.50
          Exercised ...............................      (41,000)     0.80-6.71
          Canceled  ...............................     (183,020)    6.71-11.00
                                                       ---------    -----------
       Outstanding at December 31, 1996  ..........    1,664,200    $0.80-23.50
                                                       ---------    ===========

The following table summarizes information about stock options outstanding at December 31, 1996:


                        Options Outstanding                                       Options Exercisable
                        -------------------                                       -------------------
                                         Weighted-Average
     Range of             Number            Remaining       Weighted-Average        Number         Weighted-Average
 Exercise Prices       Outstanding       Contractual Life   Exercise Price       Exercisable        Exercise Price
------------------     -----------       ----------------   --------------       -----------       ----------------

 $0.80                  486,450              6.9 years          $ 0.80              442,701             $0.80
  6.71 to 9.00          761,980              8.6 years          $ 6.81              283,194             $6.92
  11.00 to 23.50        415,770              9.7 years          $12.63                   --                --
                      ---------                                                     -------
 $0.80 to 23.50       1,664,200                                                     725,895
                      =========                                                     =======


          At December 31, 1996 there were 1,664,200 options at an average price of $6.59 outstanding of which 725,895 options were exercisable. In connection with the issuance of stock options at exercise prices below fair market value, as determined by the Company's Board of Directors, the Company recorded compensation expense of $2,015,251, $490,961 and $253,492 in 1996, 1995 and
1994, respectively. In 1996, fair market value was based on market price. The $1,172,374 remaining deferred compensation at December 31, 1996 will be amortized over the vesting periods of the underlying options.

          Effective as of November 1, 1994, the Board of Directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the "Incentive Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards which may be granted under the Incentive Plan include incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. At December 31, 1996 and 1995, the aggregate number of shares of the Company's common stock which may be issued pursuant to incentive awards under the Incentive Plan were 1,431,525 and 731,525 shares, respectively (for which common shares have been reserved). Awards of options to provide 661,395, 631,625 and 7,500 shares at exercise prices of $6.71-$23.50, $6.71-$9.00 and
$0.80 per share, respectively, were granted under the Incentive Plan in 1996, 1995 and 1994, respectively. These amounts are included in the tables above.

          On May 15, 1996, the Board of Directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the "Director Stock Plan"). The Director Stock Plan provides for an initial grant of an option to purchase 10,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the Board of Directors. Those eligible directors already serving at the time the Director Stock Plan approved by the stockholders of the Company were each granted a stock option to purchase 10,000 shares of common stock with a deemed date of grant of May 15, 1996. If a director remains eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that a director is first granted a stock option under the Director Stock Plan, that director will be granted a second stock option to purchase 10,000 shares of common stock. Stock options granted under the Director Stock Plan will vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock options may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company's 1996 Annual Meeting which took place on June 25, 1996. In conjunction with the approval of the Director Stock Plan, options were granted to purchase 20,000 shares of common stock at an exercise price of $21.13. In addition, options to purchase 10,000 shares were issued to each of the three newly appointed Directors in the second half of 1996. Exercise prices range from $12.75 to $13.75 per share. These amounts are included in the tables above.

10.       COMMITMENTS AND CONTINGENCIES

          The Company has a royalty agreement with LSU under which the Company pays LSU a royalty based upon gross sales. The Company also has a commitment to make payments of an agreed percentage of net cash flow to LSU once the Company generates positive net cash flow, as defined. LSU is obligated to expend substantially all of such net cash flow payments from the Company on research supervised by one of the Company's consultants (or the Company's designee), and the Company has the option of licensing any patents that arise from such research.

          On May 1, 1995, Ergo Research Corporation, a wholly-owned subsidiary of the Company, entered into a novative license and royalty agreement with LSU that replaces the royalty agreement with LSU described in the prior paragraph. In conjunction with the new agreement an initial fee of $200,000 was paid to LSU upon execution, $500,000 was paid upon the initial public offering of the common stock of the Company in December 1995 and 18,750 common shares with a fair value of $168,750 were issued one year after that offering in December 1996. These costs were charged to operations in the periods indicated as the purchase of in-process research and development. The agreement also requires additional fees of $350,000 for the first and $500,000 for all subsequent administrative approvals of licensed pharmaceutical products. The Company must pay LSU a royalty based upon gross sales with minimum royalties due.

11.       NONCASH INVESTING AND FINANCING ACTIVITIES

          Certain capital lease obligations are considered noncash items and, accordingly, are not reflected in the consolidated statements of cash flows. Noncash capital lease obligations of $58,290 and $123,502 were incurred in 1995 and 1994, respectively, when the Company entered into leases for lab and office equipment. In 1996, the Company entered into a sale lease-back agreement which resulted in the receipt of $549,718 in cash proceeds. See Note 3.

12.       SUBSEQUENT EVENTS

          Effective February 1, 1997, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401k Plan"). Under the 401k Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 20% of their gross salary. The Company makes a matching contribution which currently totals 50% of the employee's contribution, up to a maximum amount equal to the lesser of $2,500 or 6% of the employees gross salary.

13.       EVENTS SUBSEQUENT TO THE DATE OF THE ACCOUNTANT'S REPORT
          (UNAUDITED)

          In the first quarter of 1997, the Company will record a charge of approximately $925,000 for severance payments to be made to the former Chairman of the Board of Directors, officer and employee of the Company. Of the total estimated charge, $450,000 is noncash and the remainder will be paid over a 20 month period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information set forth under the heading "Directors and Executive Officers" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information set forth under the heading "Management Compensation", "Performance Graph" and "Compensation Committee Report on Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth under the heading "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)      --    The financial statements filed as part of this Report at Item 8 are listed in the Index to Consolidated Financial Statements on page 29 of this Report.
(a)(2)      --    None.
(a)(3)      --    The following documents are filed or incorporated by reference as exhibits to this Report:


Exhibit                                                      Description
----------        --------------------------------------------------------------------------------------------------
       3.1  --    Amended and Restated Certificate of Incorporation of the Company.  Filed as exhibit 3.1 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                  Commission on November 27, 1995, and incorporated by reference herein.


       3.2  --    Certificate of Designations, Preferences and Rights of Series D Exchangeable Preferred Stock,
                  as amended and restated.  Filed as exhibit 3.2 to the Company's registration statement on Form
                  S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

       3.3  --    Third Amended and Restated By-Laws of the Company.  Filed as exhibit 3.3 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on
                  November 27, 1995, and incorporated by reference herein.

       4    --    Form of Stock Certificate of Common Stock, par value $.01 per share, of the Company (Incorporated by reference to exhibit 4 to the Company's registration statement on Form S-1, file number
                  33-98162).

      10.1  --    Loan Agreement dated September 1, 1995, by and among the Company, together with the form of Promissory Note included as Exhibit A thereto; and First Amendment to Loan Agreement dated October 6, 1995, among the Company, Citicorp Venture Capital Ltd., Citi Growth Fund
                  L.P., Hunt Financial Corporation and Lafayette Investment Company.  Filed as exhibit 10.1 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                  Commission on November 27, 1995, and incorporated by reference herein.

      10.2  --    Novated License and Royalty Agreement dated May 1, 1995, between the Board of
                  Supervisors of Louisiana State University and Agricultural and Mechanical College, the
                  Company, E. Science Incorporated, a Delaware corporation formerly known as Ergo Science
                  Incorporated that is a subsidiary of the Company ("Ergo Science Incorporated"), and Ergo
                  Research Corporation, a Delaware corporation that is a subsidiary of the Company.  Filed as exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

      10.3  --    Supply Agreement dated January 1, 1995, between Ergo Science Incorporated and Geneva
                  Pharmaceuticals, Inc. [Portions of this exhibit have been omitted and filed separately with the
                  SEC in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]  Filed as exhibit 10.3 to the Company's registration statement on Form
                  S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

      10.4  --    Registration Rights Agreement dated January 1, 1995, between Ergo Science Incorporated and
                  Geneva Pharmaceuticals, Inc.; and First Amendment to Registration Rights Agreement dated
                  September 1, 1995, Ergo Science Incorporated and Geneva Pharmaceuticals, Inc.  Filed as
                  exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.


      10.5  --    Stockholder Rights Agreement dated August 5, 1992, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; First Amendment to Stockholder
                  Rights Agreement dated September 10, 1992, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Second Amendment to Stockholder
                  Rights Agreement dated October 12, 1993, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Third Amendment to Stockholder
                  Rights Agreement and Consent dated October 12, 1993, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Fourth Amendment to
                  Stockholder Rights Agreement dated July 15, 1994, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Fifth Amendment to Stockholder
                  Rights Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Sixth Amendment to Stockholder
                  Rights Agreement dated September 1, 1995, among the Company, Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; and Seventh Amendment to
                  Stockholder Rights Agreement dated October 6, 1995, among the Company, Ergo Science
                  Incorporated and the stockholders of the Company that are signatories thereto.  Filed as exhibit
                  10.5 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                  Commission on November 27, 1995, and incorporated by reference herein.

      10.6  --    Third Amended and Restated Registration Rights Agreement dated April 27, 1995, among the
                  Company, Ergo Science Incorporated, Citicorp Venture Capital Ltd. and Hunt Financial
                  Corporation.  Filed as exhibit 10.6 to the Company's registration statement on Form S-1 (File
                  No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

      10.7  --    Registration Rights Agreement dated April 27, 1995, among the Company and the stockholders of the Company that are signatories thereto; and First Amendment to Registration
                  Rights Agreement dated September 1, 1995, among the Company and the stockholders listed as signatories thereto.  Filed as exhibit 10.7 to the Company's registration statement on Form
                  S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

      10.8  --    Stockholders Agreement dated April 27, 1995, among the Company and the stockholders of the Company that are signatories thereto.  Filed as exhibit 10.8 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

      10.9  --    Transfer Agreement dated April 27, 1995, between the Company and Anthony H. Cincotta,
                  Ph.D.  Filed as exhibit 10.9 to the Company's registration statement on Form S-1 (File No. 33-
                  98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.10  --    Transfer Agreement dated April 27, 1995, between the Company and Albert H. Meier, Ph.D.
                  Filed as exhibit 10.10 to the Company's registration statement on Form S-1 (File No. 33-
                  98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.11  --    Consulting Agreement dated October 6, 1995, between the Company and Albert H. Meier,
                  Ph.D.  Filed as exhibit 10.11 to the Company's registration statement on Form S-1 (File No.
                  33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.12  --    Amended and Restated Employment Agreement dated November 16, 1995, between the
                  Company and Manuel Cincotta, Jr.  Filed as exhibit 10.12 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.13  --    Employment Agreement dated October 6, 1995, between the Company and Anthony H.
                  Cincotta, Ph.D.  Filed as exhibit 10.13 to the Company's registration statement on Form S-1
                  (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.14  --    Amended and Restated Employment Agreement dated November 16, 1995, between the
                  Company and J. Warren Huff.  Filed as exhibit 10.14 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.15  --    Employment Agreement dated October 6, 1995, between the Company and Ronald H.
                  Abrahams, Ph.D.  Filed as exhibit 10.15 to the Company's registration statement on Form S-1
                  (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.16  --    Employment Agreement dated October 6, 1995, between the Company and Thomas N.
                  Thurman.  Filed as exhibit 10.16 to the Company's registration statement on Form S-1 (File
                  No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.17  --    Employment Agreement dated October 6, 1995, between the Company and Alan T. Barber.
                  Filed as exhibit 10.17 to the Company's registration statement on Form S-1 (File No. 33-
                  98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.18  --    Indemnification Agreement dated October 6, 1995, between the Company and Manuel
                  Cincotta, Jr., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document.  Filed as exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.19  --    Ergo Science Corporation Amended and Restated 1995 Long Term Incentive Plan; and
                  Nonstatutory Stock Option Agreement thereunder dated as of October 6, 1995 between the
                  Company and J. Warren Huff, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document.  Filed as exhibit 10.19 to the Company's registration statement on Form
                  S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.20  --    Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science
                  Incorporated and Manuel Cincotta, Jr.; First Amendment to Amended and Restated Option
                  Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and Manuel
                  Cincotta, Jr; and Second Amendment to Amended and Restated Option Agreement dated
                  November 6, 1995, between the Company and Manuel Cincotta, Jr.  Filed as exhibit 10.20 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                  Commission on November 27, 1995, and incorporated by reference herein.

    10.21  --    Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science
                  Incorporated and Anthony H. Cincotta, Ph.D.; First Amendment to Option Agreement dated
                  April 27, 1995, among the Company, Ergo Science Incorporated and Anthony H. Cincotta,
                  Ph.D.; and Second Amendment to Amended and Restated Option Agreement dated November
                  6, 1995, between the Company and Anthony H. Cincotta, Ph.D.  Filed as exhibit 10.21 to the
                  Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

    10.22  --    Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science
                  Incorporated and Albert H. Meier, Ph.D.; First Amendment to Amended and Restated Option
                  Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and Albert
                  H. Meier, Ph.D.; and Second Amendment to Amended and Restated Option Agreement dated
                  November 6, 1995, between the Company and Albert H. Meier, Ph.D.  Filed as exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                  Commission on November 27, 1995, and incorporated by reference herein.

     10.23  --    Option and Proxy Agreement dated November 1, 1993, between Ergo Science Incorporated and J. Warren Huff; First Amendment to Option and Proxy Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and J. Warren Huff; Second Amendment to
                  Option and Proxy Agreement dated October 6, 1995, among the Company, Ergo Science
                  Incorporated and J. Warren Huff; and Third Amendment to Option and Proxy Agreement
                  dated November 6, 1995, between the Company and J. Warren Huff.  Filed as exhibit 10.23 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                  Commission on November 27, 1995, and incorporated by reference herein.

     10.24  --    Nonstatutory Stock Option Agreement dated November 15, 1994, between Ergo Science
                  Incorporated and Stephen A. Duzan; and First Amendment to Option Agreement dated April
                  27, 1995, among the Company, Ergo Science Incorporated and Stephen Duzan.  Filed as
                  exhibit 10.24 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.25  --    Option Agreement dated as of March 31, 1994, between the Company and Ronald H.
                  Abrahams, Ph.D.; and First Amendment to Option Agreement dated November 6, 1995, between the Company and Ronald H. Abrahams, Ph.D.  Filed as exhibit 10.25 to the
                  Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.26  --    Option Agreement dated as of June 21, 1994, between the Company and Thomas N. Thurman;
                  and First Amendment to Option Agreement dated November 6, 1995, between the Company and Thomas N. Thurman.  Filed as exhibit 10.26 to the Company's registration statement on
                  Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.27  --    Option Agreement dated as of November 8, 1994, between the Company and Alan T. Barber;
                  and First Amendment to Option Agreement dated November 6, 1995, between the Company and Alan T. Barber.  Filed as exhibit 10.27 to the Company's registration statement on Form
                  S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.28  --    Consulting Agreement dated August 24, 1995, between the Company and DBM Corporate
                  Consulting Group, Ltd.  Filed as exhibit 10.28 to the Company's registration statement on
                  Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

     10.29  --    Form of Option and Registration Rights Agreement between the
                  Company and DBM Corporate Consulting Group, Ltd. Filed as
                  exhibit 10.29 to the Company's registration statement on Form
                  S-1 (File No. 33-98162) filed with the Commission on November
                  27, 1995, and incorporated by reference herein.

     10.30  --    Ergo Science Corporation Stock Option Plan for Non-Employee
                  Directors (Incorporated by reference to exhibit 10.1 to the
                  Company's Registration Statement on Form S-8, file number 333-
                  07159).

     10.31  --    First Amendment to Ergo Science Corporation Amended and
                  Restated 1995 Long-Term Incentive Plan (Incorporated by
                  reference to exhibit 10.2 to the Company's Registration
                  Statement on Form S-8, file number 333-07013).

     10.32  --    Employment Agreement dated October 6, 1995, by and between the Company and David R. Burt. Filed as exhibit 10.32 to the
                  Company's registrtion statement on Form S-1 (File No. 333-
                  08327) filed with the Commission on August 9, 1996, and
                  incorporated by reference herein.


     10.33  --    Employment agreement dated March 1, 1996, by and between the
                  Company and Robert M. Powell. Filed as exhibit 10.33 to the
                  Company's Registration Statement on Form S-1 (File No. 333-
                  08327) filed with the Commission on August 9, 1996, and
                  incorporated by reference herein.

     10.34  --    Resignation Agreement dated September 12, 1996, between the
                  Company and J. Warren Huff. Filed as exhibit 10.1 to the
                  Company's quarterly filing on Form 10-Q (File No. 000-26988)
                  filed with the Commission and November 13, 1996 and
                  incorporated by reference herein.

     10.35  --    First Amendment to Employment Agreement dated October 6, 1996, between the Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.2 to the Company's quarterly filing on Form 10-Q
                  (File No.000-26988) filed with the Commission on November 13,
                  1996 and incorporated by reference herein.

     10.36  --    Termination Agreement dated March 26, 1997, between the
                  Company and Manuel Cincotta, Jr. Filed herewith.

     10.37  --    Option Agreement dated March 26, 1997, between the Company and
                  Manuel Cincotta, Jr. Filed herewith.

     11     --    Statement re computation of loss per share.

     21     --    Subsidiaries of registrant.

     23.1   --    Consent of  Coopers & Lybrand L.L.P.

     27     --    Financial data schedule

(b)         --    No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlestown and State of Massachusetts on March 31, 1997.

                                         ERGO SCIENCE CORPORATION


                                         By:    /s/ Alan T. Barber
                                            -------------------------------
                                                            Alan T. Barber


                                         Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer (Principal Financial Officer
                                         and Principal Accounting Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 /s/ Ronald H. Abrahams              President, Chief Executive Officer and Director         March 25, 1997
-----------------------------------  (Principal Executive Officer)
     (Ronald H. Abrahams, Ph.D.)


 /s/ Alan T. Barber                  Vice President, Finance and Administration, and         March 25, 1997
-----------------------------------  Chief Financial Officer, (Principal Financial Officer
     (Alan T. Barber)                and Principal Accounting Officer)


 /s/ Manuel Cincotta, Jr.            Chairman of the Board and Director                      March 25, 1997
-----------------------------------
     (Manuel Cincotta, Jr.)


 /s/ Anthony H. Cincotta             Director                                                March 25, 1997
-----------------------------------
     (Anthony H. Cincotta, Ph.D.)


 /s/ Stephen A. Duzan                Director                                                March 25, 1997
-----------------------------------
     (Stephen A. Duzan)


 /s/ Ray L. Hunt                     Director                                                March 25, 1997
-----------------------------------
     (Ray L. Hunt)


 /s/ Thomas F. McWilliams            Director                                                March 25, 1997
-----------------------------------
     (Thomas F. McWilliams)


 /s/ Albert H. Meier                 Director                                                March 25, 1997
-----------------------------------
     (Albert H. Meier, Ph.D.)


                                     Director
-----------------------------------
     (Stephen P. Smiley)



   /s/ David L. Castaldi            Director                                                March 25, 1997
-----------------------------------
       (David L. Castaldi)


                                    Director
-----------------------------------
       (W. Leigh Thompson)


                               INDEX TO EXHIBITS



Exhibit
Number                                                Document Description
-------        --------------------------------------------------------------------------------------------------
    3.1  --    Amended and Restated Certificate of Incorporation of the Company.
               Filed as exhibit 3.1 to the Company's registration statement on
               Form S-1 (File No. 33-98162) filed with the Commission on
               November 27, 1995, and incorporated by reference herein.

    3.2  --    Certificate of Designations, Preferences and Rights of Series D
               Exchangeable Preferred Stock, as amended and restated. Filed as exhibit 3.2 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27,
               1995, and incorporated by reference herein.

    3.3  --    Third Amended and Restated By-Laws of the Company. Filed as
               exhibit 3.3 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27,
               1995, and incorporated by reference herein.

    4    --    Form of Stock Certificate of Common Stock, par value $.01 per share, of the Company (Incorporated by reference to exhibit 4 to the Company's registration statement on Form S-1, file number 33-
               98162).

   10.1  --    Loan Agreement dated September 1, 1995, by and among the Company, together with the form of Promissory Note included as Exhibit A thereto; and First Amendment to Loan Agreement dated October 6,
               1995, among the Company, Citicorp Venture Capital Ltd., Citi
               Growth Fund L.P., Hunt Financial Corporation and Lafayette
               Investment Company. Filed as exhibit 10.1 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by
               reference herein.

   10.2  --    Novated License and Royalty Agreement dated May 1, 1995, between the Board of Supervisors of Louisiana State University and
               Agricultural and Mechanical College, the Company, E. Science
               Incorporated, a Delaware corporation formerly known as Ergo
               Science Incorporated that is a subsidiary of the Company ("Ergo
               Science Incorporated"), and Ergo Research Corporation, a Delaware
               corporation that is a subsidiary of the Company. Filed as exhibit
               10.2 to the Company's registration statement on Form S-1 (File
               No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

   10.3  --    Supply Agreement dated January 1, 1995, between Ergo Science
               Incorporated and Geneva Pharmaceuticals, Inc. [Portions of this exhibit have been omitted and filed separately with the SEC in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.] Filed as exhibit 10.3 to the
               Company's registration statement on Form S-1 (File No. 33-98162)
               filed with the Commission on November 27, 1995, and incorporated by reference herein.

   10.4  --    Registration Rights Agreement dated January 1, 1995, between Ergo
               Science Incorporated and Geneva Pharmaceuticals, Inc.; and First
               Amendment to Registration Rights Agreement dated September 1,
               1995, Ergo Science Incorporated and Geneva Pharmaceuticals, Inc.
               Filed as exhibit 10.4 to the Company's registration statement on
               Form S-1 (File No. 33-98162) filed with the Commission on
               November 27, 1995, and incorporated by reference herein.



   10.5  --    Stockholder Rights Agreement dated August 5, 1992, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; First Amendment to Stockholder
               Rights Agreement dated September 10, 1992, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Second Amendment to Stockholder
               Rights Agreement dated October 12, 1993, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Third Amendment to Stockholder
               Rights Agreement and Consent dated October 12, 1993, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Fourth Amendment to
               Stockholder Rights Agreement dated July 15, 1994, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Fifth Amendment to Stockholder
               Rights Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Sixth Amendment to Stockholder
               Rights Agreement dated September 1, 1995, among the Company, Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; and Seventh Amendment to
               Stockholder Rights Agreement dated October 6, 1995, among the Company, Ergo Science
               Incorporated and the stockholders of the Company that are signatories thereto.  Filed as exhibit
               10.5 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
               Commission on November 27, 1995, and incorporated by reference herein.

   10.6  --    Third Amended and Restated Registration Rights Agreement dated April 27, 1995, among the
               Company, Ergo Science Incorporated, Citicorp Venture Capital Ltd. and Hunt Financial
               Corporation.  Filed as exhibit 10.6 to the Company's registration statement on Form S-1 (File
               No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

   10.7  --    Registration Rights Agreement dated April 27, 1995, among the Company and the stockholders of the Company that are signatories thereto; and First Amendment to Registration
               Rights Agreement dated September 1, 1995, among the Company and the stockholders listed as signatories thereto.  Filed as exhibit 10.7 to the Company's registration statement on Form
               S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

   10.8  --    Stockholders Agreement dated April 27, 1995, among the Company and the stockholders of the Company that are signatories thereto.  Filed as exhibit 10.8 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

   10.9  --    Transfer Agreement dated April 27, 1995, between the Company and Anthony H. Cincotta,
               Ph.D.  Filed as exhibit 10.9 to the Company's registration statement on Form S-1 (File No. 33-
               98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.10  --    Transfer Agreement dated April 27, 1995, between the Company and Albert H. Meier, Ph.D.
               Filed as exhibit 10.10 to the Company's registration statement on Form S-1 (File No. 33-
               98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.11  --    Consulting Agreement dated October 6, 1995, between the Company and Albert H. Meier,
               Ph.D.  Filed as exhibit 10.11 to the Company's registration statement on Form S-1 (File No.
               33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.


  10.12  --    Amended and Restated Employment Agreement dated November 16, 1995, between the
               Company and Manuel Cincotta, Jr.  Filed as exhibit 10.12 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.13  --    Employment Agreement dated October 6, 1995, between the Company and Anthony H.
               Cincotta, Ph.D.  Filed as exhibit 10.13 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.14  --    Amended and Restated Employment Agreement dated November 16, 1995, between the
               Company and J. Warren Huff.  Filed as exhibit 10.14 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.15  --    Employment Agreement dated October 6, 1995, between the Company and Ronald H.
               Abrahams, Ph.D.  Filed as exhibit 10.15 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.16  --    Employment Agreement dated October 6, 1995, between the Company and Thomas N.
               Thurman.  Filed as exhibit 10.16 to the Company's registration statement on Form S-1 (File
               No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.17  --    Employment Agreement dated October 6, 1995, between the Company and Alan T. Barber.
               Filed as exhibit 10.17 to the Company's registration statement on Form S-1 (File No. 33-
               98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.18  --    Indemnification Agreement dated October 6, 1995, between the Company and Manuel
               Cincotta, Jr., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document.  Filed as exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.19  --    Ergo Science Corporation Amended and Restated 1995 Long Term Incentive Plan; and
               Nonstatutory Stock Option Agreement thereunder dated as of October 6, 1995 between the
               Company and J. Warren Huff, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document.  Filed as exhibit 10.19 to the Company's registration statement on Form
               S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.20  --    Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science
               Incorporated and Manuel Cincotta, Jr.; First Amendment to Amended and Restated Option
               Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and Manuel
               Cincotta, Jr; and Second Amendment to Amended and Restated Option Agreement dated
               November 6, 1995, between the Company and Manuel Cincotta, Jr.  Filed as exhibit 10.20 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
               Commission on November 27, 1995, and incorporated by reference herein.



  10.21  --    Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science
               Incorporated and Anthony H. Cincotta, Ph.D.; First Amendment to Option Agreement dated
               April 27, 1995, among the Company, Ergo Science Incorporated and Anthony H. Cincotta,
               Ph.D.; and Second Amendment to Amended and Restated Option Agreement dated November
               6, 1995, between the Company and Anthony H. Cincotta, Ph.D.  Filed as exhibit 10.21 to the
               Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.22  --    Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science
               Incorporated and Albert H. Meier, Ph.D.; First Amendment to Amended and Restated Option
               Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and Albert
               H. Meier, Ph.D.; and Second Amendment to Amended and Restated Option Agreement dated
               November 6, 1995, between the Company and Albert H. Meier, Ph.D.  Filed as exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
               Commission on November 27, 1995, and incorporated by reference herein.

  10.23  --    Option and Proxy Agreement dated November 1, 1993, between Ergo Science Incorporated and J. Warren Huff; First Amendment to Option and Proxy Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and J. Warren Huff; Second Amendment to
               Option and Proxy Agreement dated October 6, 1995, among the Company, Ergo Science
               Incorporated and J. Warren Huff; and Third Amendment to Option and Proxy Agreement
               dated November 6, 1995, between the Company and J. Warren Huff.  Filed as exhibit 10.23 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
               Commission on November 27, 1995, and incorporated by reference herein.

  10.24  --    Nonstatutory Stock Option Agreement dated November 15, 1994, between Ergo Science
               Incorporated and Stephen A. Duzan; and First Amendment to Option Agreement dated April
               27, 1995, among the Company, Ergo Science Incorporated and Stephen Duzan.  Filed as
               exhibit 10.24 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.25  --    Option Agreement dated as of March 31, 1994, between the Company and Ronald H.
               Abrahams, Ph.D.; and First Amendment to Option Agreement dated November 6, 1995, between the Company and Ronald H. Abrahams, Ph.D.  Filed as exhibit 10.25 to the
               Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.26  --    Option Agreement dated as of June 21, 1994, between the Company and Thomas N. Thurman;
               and First Amendment to Option Agreement dated November 6, 1995, between the Company and Thomas N. Thurman.  Filed as exhibit 10.26 to the Company's registration statement on
               Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.27  --    Option Agreement dated as of November 8, 1994, between the Company and Alan T. Barber;
               and First Amendment to Option Agreement dated November 6, 1995, between the Company and Alan T. Barber.  Filed as exhibit 10.27 to the Company's registration statement on Form
               S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.28  --    Consulting Agreement dated August 24, 1995, between the Company and DBM Corporate
               Consulting Group, Ltd.  Filed as exhibit 10.28 to the Company's registration statement on
               Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.



     10.29  --    Form of Option and Registration Rights Agreement between the
                  Company and DBM Corporate Consulting Group, Ltd. Filed as
                  exhibit 10.29 to the Company's registration statement on Form
                  S-1 (File No. 33-98162) filed with the Commission on November
                  27, 1995, and incorporated by reference herein.

     10.30  --    Ergo Science Corporation Stock Option Plan for Non-Employee
                  Directors (Incorporated by reference to exhibit 10.1 to the
                  Company's Registration Statement on Form S-8, file number 333-
                  07159).

     10.31  --    First Amendment to Ergo Science Corporation Amended and
                  Restated 1995 Long-Term Incentive Plan (Incorporated by
                  reference to exhibit 10.2 to the Company's Registration
                  Statement on Form S-8, file number 333-07013).

     10.32  --    Employment Agreement dated October 6, 1995, by and between the
                  Company and David R. Burt. Filed as exhibit 10.32 to the
                  Company's registration statement on Form S-1 (File No. 333-
                  08327) filed with the Commission on August 9, 1996, and
                  incorporated by reference herein.

     10.33  --    Employment Agreement dated March 1, 1996, by and between the
                  Company and Robert M. Powell. Filed as exhibit 10.33 to the
                  Company's registration statement on Form S-1 (File No. 333-
                  08327) filed with the Commission on August 9, 1996, and
                  incorporated by reference herein.

     10.34  --    Resignation Agreement dated September 12, 1996, between the
                  Company and J. Warren Huff. Filed as exhibit 10.1 to the
                  Company's quarterly filing on Form 10-Q (File No. 000-26988)
                  filed with the Commission on November 13, 1996 and
                  incorporated by reference herein.

     10.35  --    First Amendment to Employment Agreement dated October 6, 1996, between the Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.2 to the Company's quarterly filing on Form 10-Q
                  (File No.000-26988) filed with the Commission on November 13,
                  1996 and incorporated by reference herein.

     10.36  --    Termination Agreement dated March 26, 1997, between the
                  Company and Manuel Cincotta, Jr. Filed herewith.

     10.37  --    Option Agreement dated March 26, 1997, between the Company and
                  Manuel Cincotta, Jr. Filed herewith.

     11     --    Statement re computation of loss per share.

     21     --    Subsidiaries of registrant.

     23.1   --    Consent of  Coopers & Lybrand L.L.P.

     27     --    Financial data schedule


