Form 10-Q
period 1997-03-31
ERGO SCIENCE CORP
filed 1997-05-15
CIK 1002212

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ----------------------------

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

At May 1, 1996 there were 13,180,916 shares of common stock, par value $.01 per share, of the registrant outstanding.

                            ERGO SCIENCE CORPORATION

                               TABLE OF CONTENTS
                               -----------------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
              Consolidated Balance Sheets as of March 31, 1997
                    and December 31, 1996...................................  3

               Consolidated Statements of Operations for the three
                    months ended March 31, 1997 and March 31, 1996
                    and for the period from inception (January 23, 1990)
                    to March 31, 1997.......................................  4

               Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and March 31, 1996 and for
                    the period from inception (January 23, 1990) to
                    March 31, 1997..........................................  5

               Notes to Consolidated Financial Statements...................  6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................  8


PART II.  OTHER INFORMATION................................................. 12


SIGNATURES.................................................................. 13


                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,        December 31,
                                                                                                      1997               1996
                                                                                                -----------------  ----------------
                                    ASSETS

Current assets:
        Cash and cash equivalents..........................................................         $ 21,368,958      $ 18,066,884
        Short-term investments.............................................................           12,889,611        20,550,986
        Prepaid and other current assets...................................................              581,539           234,558
                                                                                                     ------------      ------------
            Total current assets...........................................................           34,840,108        38,852,428
Equipment and leasehold improvements, net..................................................            2,680,126         2,491,866
Other assets...............................................................................               60,629            40,986
                                                                                                    ------------      ------------
            Total assets...................................................................         $ 37,580,863      $ 41,385,280
                                                                                                    ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses..............................................         $  1,995,325      $  1,747,961
        Current portion of capital lease obligations.......................................              270,077           186,838
                                                                                                    ------------      ------------
            Total current liabilities......................................................            2,265,402         1,934,799

Long-term portion of capital lease obligations.............................................              489,117           385,256

Commitments and contingencies..............................................................                   --                --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
      6,903 shares of Series D preferred stock issued and outstanding at March 31, 1997 and December 31, 1996 (liquidation
      preferences were $7,731,667 and $7,618,522 at March 31, 1997
      and December 31, 1996, respectively).................................................            4,856,997         4,743,852

  Common stock, $.01 par value, authorized 50,000,000 at
      March 31, 1997 and December 31, 1996; issued and
      outstanding 13,174,475 shares at March 31, 1997 and
      13,048,036 shares at December 31, 1996...............................................              131,745           130,480

  Additional paid-in capital...............................................................           97,709,121        97,158,840
  Cumulative dividends on preferred stock..................................................           (2,847,430)       (2,734,285)
  Deferred compensation....................................................................             (973,236)       (1,172,374)
  Deficit accumulated during the development stage.........................................          (64,050,853)      (59,061,288)
                                                                                                    ------------      ------------
        Total stockholders' equity.........................................................           34,826,344        39,065,225
                                                                                                    ------------      ------------
              Total liabilities and stockholders' equity...................................         $ 37,580,863      $ 41,385,280
                                                                                                    ============      ============




   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                     Period From
                                                                                                     Inception
                                                                  Three Months Ended March 31,   (January 23, 1990)
                                                                  -----------------------------       through
                                                                         1997          1996         March 31, 1997
                                                                   -------------  -------------  -------------------
Revenues:
         Licensing and supplier fees.............................            --             --         $    355,671
         Interest................................................   $   481,020    $   270,402            2,436,027
                                                                    -----------    -----------         ------------
                                                                        481,020        270,402            2,791,698
Operating expenses:
         Research and development................................     3,345,241      2,926,409           35,062,987
         Purchase of in-process research and development.........            --        168,750            7,188,814
         General and administrative..............................     2,125,342      1,073,128           24,404,355
                                                                    -----------    -----------         ------------
                                                                      5,470,583      4,168,287           66,656,156
                                                                    -----------    -----------         ------------
               Net loss..........................................    (4,989,563)    (3,897,885)         (63,864,458)
Accretion of dividends on preferred stock........................      (113,145)      (106,650)          (2,561,363)
Dividends on redeemable preferred stock..........................            --             --           (7,123,536)
Dividends on preferred stock.....................................            --             --           (2,018,763)
                                                                    -----------    -----------         ------------
Net loss to common stockholders..................................   $(5,102,708)   $(4,004,535)        $(75,568,120)
                                                                    ===========    ===========         ============

Net loss per common share........................................        $(0.39)        $(0.39)
                                                                    ===========    ===========

Weighted average common shares outstanding.......................    13,123,034     10,146,899
                                                                    ===========    ===========





   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           Period From Inception
                                                                        Three Months Ended March 31,         (January 23, 1990)
                                                                       -----------------------------              through
                                                                           1997               1996              March 31, 1997
                                                                      --------------  --------------------  -----------------------
Cash flows from operating activities:
 Net loss........................................................      $ (4,989,563)          $(3,897,885)           $(63,864,458)
 Adjustments to reconcile net loss to cash used
   by operating activities:
   Depreciation and amortization.................................           331,451               237,058                3,130,670
   Noncash compensation..........................................           646,937               199,081                3,407,085
   Noncash purchase of in-process research and
    development..................................................                --               168,750                5,688,814
   Loss on sale of equipment.....................................             6,917                    --                   35,248
   Noncash charge for renegotiated supplier agreement............                --                    --                1,747,931
   Other noncash charges.........................................                --                    --                   86,347
   Changes in operating assets and liabilities:
    Prepaid and other current assets.............................          (346,981)              (33,321)                (581,539)
    Other assets.................................................           (19,643)              (24,205)                (112,771)
    Accounts payable and accrued expenses........................           247,363            (1,662,351)               1,965,324
    Deferred revenue.............................................                --                    --                5,559,714
                                                                       ------------           -----------            -------------

Net cash used in operating activities............................        (4,123,519)           (5,012,873)             (42,937,635)
                                                                       ------------           -----------            -------------

Cash flows from investing activities:
 Purchase of short-term investments..............................       (12,889,610)           (4,015,550)             (54,998,754)
 Proceeds from maturity of short-term investments................        20,550,986             1,480,750               42,109,144
 Purchase of equipment and leasehold improvements................          (294,554)             (179,218)              (5,320,801)
 Proceeds received on sale of equipment..........................             6,000                    --                   37,724
                                                                       ------------           -----------            -------------

Net cash provided by (used in) investing activities..............         7,372,822            (2,714,018)             (18,172,687)
                                                                       ------------           -----------            -------------

Cash flows from financing activities:
 Proceeds from issuance of convertible debt, net.................                --                    --                3,409,552
 Distribution paid to S Corp stockholder.........................                --                    --                 (186,393)
 Principal payments under capital lease obligations..............           (50,975)              (10,387)                (224,361)
 Proceeds from issuance of promissory notes......................                --                    --                7,000,000
 Repayment of promissory notes...................................                --                    --               (3,000,000)
 Proceeds from issuance of common stock and Series D
  redeemable preferred stock.....................................                --                    --                1,392,686

 Proceeds received from capital contributions....................                --                    --                  102,176
 Proceeds from issuance of Series B and C redeemable
  convertible preferred stock....................................                --                    --               18,041,528

 Proceeds from issuance of common stock, net of
  issuance costs.................................................                --                    --               55,248,963
 Proceeds from stock options exercised...........................           103,746                18,000                  145,411
 Proceeds from sale-leaseback agreement..........................                --                    --                  549,718
                                                                       ------------           -----------            -------------

Net cash provided by financing activities........................            52,771                 7,613               82,479,280
                                                                       ------------           -----------            -------------

Net increase (decrease) in cash and cash equivalents.............         3,302,074            (7,719,278)              21,368,958

Cash and cash equivalents at beginning of period.................        18,066,884            15,896,373                       --
                                                                       ------------           -----------            -------------

Cash and cash equivalents at end of period.......................      $ 21,368,958           $ 8,177,095            $  21,368,958
                                                                       ============           ===========            =============

   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION

          The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles.

          Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1997 and 1996.

          The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

2.        CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities as well as by actual net cash receipts or disbursements.

          At March 31, 1997 and December 31, 1996, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

          The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                         March 31, 1997  December 31, 1996
                                         --------------  -----------------

Commercial paper........................    $ 7,187,155        $ 8,844,868
Federal agency notes....................      5,702,456         11,706,118
                                            -----------        -----------
   Total short-term investments.........    $12,889,611        $20,550,986
                                            ===========        ===========

          The held-to-maturity securities are short-term in nature. Changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.        NET LOSS PER COMMON SHARE

          Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss to common stockholders.

          Fully diluted net loss per common share is the same as primary net loss per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities
Litigation Reform Act of 1995.   Forward-looking statements reflect the
Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results; (2) there can be no assurance of FDA approval to market ERGOSET for Type II diabetes or any other indication or that the FDA will not require additional clinical trials of ERGOSET; (3) uncertainty related to the scientific development of a new medical therapy; (4) competition in the anti-diabetic market is intense and other products have been recently approved by the FDA to treat Type II diabetes; (5) the need for additional funding; (6) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries; and (7) there can be no assurance that the Company will be able to establish corporate alliances to market ERGOSET and assist with the development of product candidates. Further information and additional important factors are set forth in reports and other filings with the Securities and Exchange Commission, including the 1996 Annual Report on Form 10-K, in the
section entitled "Item 1. Business - Risk Factors".   The Company does not
undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. ERGOSET has not been cleared for marketing by the FDA and is being investigated for use in Type II diabetes pursuant to an Investigational New Drug exemption.

OVERVIEW

          Since inception, the Company has been engaged in the discovery and development of novel treatments for metabolic disorders, including Type II diabetes and obesity, and various cancers. The Company's technology, based on the principals of chronobiology, uses the timed administration of oral drugs to modulate the body's neuroendocrine activity. The Company has dedicated most of its financial resources to research and development of ERGOSET, the Company's lead drug candidate, general and administrative expenses, and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and does not expect to generate such revenues for at least a year, if at all. The Company has been unprofitable since its inception, and the Company's accumulated deficit was $64,050,853 as of March 31, 1997. Although the Company intends to enter into collaborative relationships, it expects to incur substantial and increasing expenses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1997

          Total revenues increased from $270,402 to $481,020 for the three month period ended March 31, 1996 and 1997, respectively. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increase in interest income is attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during the first three months of 1997, compared to the first three months of 1996.
This amount increased as a result of proceeds received from the Company's second public offering in August 1996.

          Research and development expenses increased from $3,095,159 to $3,345,241 for the three month period ended March 31, 1996 and 1997, respectively. Excluding the purchase of in-process research and development which totaled $168,750 in the first quarter of 1996, expenses increased $418,832. The increase was principally the result of expenditures related to the preparation of the New Drug Application (NDA) for ERGOSET, expanded research and development activities and the hiring of additional research and clinical personnel. The total of these expenses were partially offset by the reduction in costs associated with the Phase III clinical trials which were completed in late 1996.

          General and administrative expenses increased from $1,073,128 to $2,125,342 for the three month period ended March 31, 1996 and 1997, respectively. The three month period ended March 31, 1997 included a charge of $928,000 which relates to a severance agreement made with the former Chairman of the Board of Directors, who was also an officer and employee of the Company. Of the total charge, $450,000 was noncash and the remainder will be paid over a 20 month period. Excluding this nonrecurring charge, general and administrative expenses were consistent for the three month periods ended March 31, 1996 and 1997.

          Net loss to common stockholders increased from $4,004,535 to $5,102,708 for the three month period ended March 31, 1996 and 1997, respectively. The increase was primarily due to costs associated with the NDA for ERGOSET and the severance agreement noted above. Although there was an increase in net loss to common stockholders, the net loss per common share remained constant at $0.39 per share for both first quarter periods. This was due to an increase in weighted average common shares outstanding from 10,146,899 to 13,123,034 for the three month period ended March 31, 1996 and 1997, respectively. This increase primarily resulted from the Company's second public stock offering in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company's primary source of cash has been from financing activities, which have consisted of private placements of equity securities and two public offerings. Private placements of equity securities provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering. Cash and cash equivalents were $18,066,884 and $21,368,958, while short-term investments were $20,550,986 and $12,889,611, at December 31, 1996 and March 31, 1997,
respectively. The overall decrease in cash, cash equivalents and short-term investments at March 31, 1997, was due primarily to the use of cash in the Company's operating activities.

          The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. During 1996, the Company announced statistically significant Phase III results from three separate clinical trials for ERGOSET, the Company's lead drug candidate, as treatment for Type II diabetes. The first two clinical trials, completed in July 1996, used ERGOSET as adjunctive therapy with sulfonylurea agents, while the final clinical trial, completed in December 1996, was conducted with ERGOSET as monotherapy treatment. With the results from the three Phase III trials, the Company selected an experienced regulatory affairs consulting firm, Oxford Research International, to assist in the preparation of its NDA for ERGOSET and held a pre-NDA meeting with the FDA in March 1997. The Company plans to submit its NDA for ERGOSET, as adjunctive and monotherapy treatment for Type II diabetes, to the FDA sometime in mid-1997. In addition, the Company is pursuing corporate alliances to market ERGOSET and assist with the development of product candidates.

          In the first quarter of 1997, the Company continued to enroll subjects in a small Phase II clinical trial of ERGOSET in combination with another neurotransmitter modulating compound for the treatment of metastatic breast cancer. The Company also continued to conduct preclinical screens for lead candidates for use in photodynamic therapy to treat various cancers and dopamine agonists for Type II diabetes and obesity.

          In April 1997, the Company announced the initiation of a new clinical study for ERGOSET and signed a licensing agreement with Massachusetts General Hospital (MGH). The human clinical study is being performed to evaluate the safety and efficacy of ERGOSET given in combination with insulin for Type II diabetes patients who can no longer be controlled with traditional forms of treatment called oral hypoglycemic agents (OHAs). The study is double-blinded and placebo controlled and it involves approximately 40 subjects. Its objective is to reduce excess sugar in the blood (hyperglycemia) and reduce the daily insulin requirements of Type II diabetes patients who have previously failed or have been discontinued from existing OHAs. The licensing agreement with MGH grants the Company an exclusive license to a series of patents covering new therapeutic approaches for enhancing the body's immune function. Results from further research in this area may lead to drugs based on the Company's proprietary timed dosing regimens for treating diseases associated with immune system dysfunction, such as cancer.

          As of March 31, 1997, the Company's net investment in equipment and leasehold improvements was $2,680,126. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

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

                                    PART II
                               OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

          The Company was named as a defendant in a lawsuit brought in Superior Court, Suffolk County Massachusetts (No. 97-0041 E) by three individuals, Robert
M. Santaniello, Jay A. Posnik and Savino J. Basile (the "Plaintiffs"). The other defendants are Manuel Cincotta, Jr., Stephen Cincotta and Product Development and Marketing Corporation ("PDMC"). Plaintiffs allege that they were the lawyers who incorporated PDMC, together with Stephen Cincotta, the majority shareholder and President of PDMC, and that they are minority shareholders in PDMC. Plaintiffs also allege that in 1990 a predecessor to the Company entered into a licensing agreement with PDMC covering certain of the Company's patents in obesity and diabetes. Plaintiffs further allege that Stephen Cincotta terminated this purported license with the Ergo predecessor in January 1991. Plaintiffs allege that this termination was improper and seek a declaration that the purported license is valid, notwithstanding the prior termination. Plaintiffs also allege breach of fiduciary duty by Stephen Cincotta, intentional interference with an advantageous business relationship against Manuel Cincotta and Stephen Cincotta, misrepresentation and deceit by Manuel Cincotta and Stephen Cincotta, and intentional interference with contractual relations against Manuel Cincotta and Stephen Cincotta. No claim for damages has been made against the Company.


          Manuel Cincotta was the founder, Chairman of the Board and Chief Executive Officer of the Company. Mr. Cincotta ceased to be associated with the Company in March 1997. Stephen Cincotta is currently employed with the Company.

          The Company believes that Plaintiffs' claims are without merit and that such litigation will not have a material effect on its business.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             Exhibits:
             ---------

               10.1 - License Agreement effective as of February 1, 1997, between The General Hospital Corporation, a not-for-profit corporation doing business as Massachusetts General Hospital, Ergo Science Corporation, a Delaware corporation, and Ergo Research Corporation, a Delaware corporation and wholly-owned subsidiary of Ergo Science Corporation. [Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

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



                                             ERGO SCIENCE CORPORATION


                                             By: /s/ Alan T. Barber
                                                 ------------------
                                                     Alan T. Barber

                                             Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)



                                             Date:  May 14,1997
                                                   ---------------------------