Form 10-Q
period 1997-06-30
ERGO SCIENCE CORP
filed 1997-08-14
CIK 1002212

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   ----------------------------------------

                                   FORM 10-Q

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                     -OR-

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from.....to.....

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

At August 1, 1997 there were 13,180,916 shares of common stock, par value $.01 per share, of the registrant outstanding.

================================================================================

                           ERGO SCIENCE CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of June 30, 1997
                    and December 31, 1996...................................3

            Consolidated Statements of Operations and Deficit
                    Accumulated During the Development Stage
                    for the three months and six months ended
                    June 30, 1997 and June 30, 1996 and for the period
                    from inception (January 23, 1990) to June 30, 1997......4

            Consolidated Statements of Cash Flows for the six months
                    ended June 30, 1997 and June 30, 1996 and for
                    the period from inception (January 23, 1990)
                    to June 30, 1997........................................5

            Notes to Consolidated Financial Statements......................6


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................8


PART II.  OTHER INFORMATION................................................12


SIGNATURES.................................................................13

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,     December 31,
                                                                                                1997           1996
                                                                                            -------------  -------------
                                    ASSETS

Current assets:
  Cash and cash equivalents.........................................................         $ 19,944,880   $ 18,066,884
  Short-term investments............................................................           10,408,671     20,550,986
  Prepaid and other current assets..................................................              541,110        234,558
                                                                                             ------------   ------------
     Total current assets...........................................................           30,894,661     38,852,428
Equipment and leasehold improvements, net ..........................................            2,480,626      2,491,866
Other assets........................................................................               68,884         40,986
                                                                                             ------------   ------------
    Total assets....................................................................         $ 33,444,171   $ 41,385,280
                                                                                             ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.............................................         $  1,987,076   $  1,747,961
  Current portion of capital lease obligations......................................              258,910        186,838
                                                                                             ------------   ------------
     Total current liabilities......................................................            2,245,986      1,934,799

Long-term portion of capital lease obligations......................................              448,213        385,256

Commitments and contingencies.......................................................                   --             --

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
     6,903 shares of Series D preferred stock issued and outstanding at June 30, 1997 and December 31, 1996 (liquidation
     preferences were $7,847,076 and $7,618,522 at June 30, 1997
     and December 31, 1996, respectively)...........................................            4,972,406      4,743,852
  Common stock, $.01 par value, authorized 50,000,000 at
     June 30, 1997 and December 31, 1996; issued and outstanding
     13,180,916 shares at June 30, 1997 and 13,048,036 shares at
     December 31, 1996..............................................................              131,809        130,480

  Additional paid-in capital........................................................           97,752,276     97,158,840
  Cumulative dividends on preferred stock...........................................           (2,962,839)    (2,734,285)
  Deferred compensation.............................................................             (853,511)    (1,172,374)
  Deficit accumulated during the development stage..................................          (68,290,169)   (59,061,288)
                                                                                             ------------   ------------
    Total stockholders' equity......................................................           30,749,972     39,065,225
                                                                                             ------------   ------------
        Total liabilities and stockholders' equity..................................         $ 33,444,171   $ 41,385,280
                                                                                             ============   ============




   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                         DURING THE DEVELOPMENT STAGE




                                                                                                               Period From Inception
                                         Three Months Ended June 30,           Six Months Ended June 30,          (January 23, 1990)
                                         ----------------------------          ------------------------               through
                                             1997             1996               1997             1996              June 30, 1997
                                           ------           -------             ------           ------         -------------------
Revenues:
      Licensing and supplier fees.....                                                                                 355,671
      Interest........................    $   438,646     $   195,914       $   919,666       $   466,316         $  2,874,673
                                          -----------     -----------       -----------       -----------         ------------
                                              438,646         195,914           919,666           466,316            3,230,344
Operating expenses:
      Research and development........      2,899,048       3,124,768         6,244,289         6,051,177           37,962,035
      Purchase of in-process
          research and development....             --              --                --           168,750            7,188,814
      General and administrative......      1,778,914       1,168,160         3,904,256         2,241,288           26,183,269
                                          -----------     -----------       -----------       -----------         ------------
                                            4,677,962       4,292,928        10,148,545         8,461,215           71,334,118
                                          -----------     -----------       -----------       -----------         ------------
          Net loss....................     (4,239,316)     (4,097,014)       (9,228,879)       (7,994,899)         (68,103,774)
Accretion of dividends on
  preferred stock.....................       (115,409)       (108,784)         (228,554)         (215,434)          (2,676,772)
Dividends on redeemable preferred
  stock...............................             --              --                --                --           (7,123,536)
Dividends on preferred stock..........             --              --                --                --           (2,018,763)
                                          -----------     -----------       -----------       -----------         ------------
Net loss to common stockholders.......    $(4,354,725)    $(4,205,798)      $(9,457,433)      $(8,210,333)        $(79,922,845)
                                          ===========     ===========       ===========       ===========         ============
Net loss per common share.............    $      (.33)    $      (.41)      $      (.72)      $      (.81)
                                          ===========     ===========       ===========       ===========
Weighted average common shares
  outstanding.........................     13,179,781      10,168,080        13,149,907        10,157,489
                                          ===========     ===========       ===========       ===========

   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             Period From
                                                                                                               Inception
                                                                           Six Months Ended June 30,       (January 23, 1990)
                                                                           ---------------------------           through
                                                                              1997             1996            June 30, 1997
                                                                           -----------      -----------     -------------------
Cash flows from operating activities:
  Net loss............................................................     $ (9,228,879)    $(7,994,899)     $(68,103,774)
  Adjustments to reconcile net loss to cash used
      by operating activities:
      Depreciation and amortization...................................          700,433         484,727         3,499,652
      Noncash compensation............................................          766,663         476,332         3,526,811
      Noncash purchase of in-process research and development.........               --         168,750         5,688,814
      Loss on sale of equipment.......................................            6,917              --            35,248
      Noncash charge for renegotiated supplier agreement..............               --              --         1,747,931
      Other noncash charges...........................................               --              --            86,347
      Changes in operating assets and liabilities:
        Prepaid and other current assets .............................         (306,552)       (212,432)         (541,110)
        Other assets..................................................          (27,898)        (16,446)         (121,026)
        Accounts payable and accrued expenses.........................          239,213      (2,144,427)        1,957,174
        Deferred revenue..............................................               --              --         5,559,714
                                                                           ------------     -----------      ------------

Net cash used in operating activities.................................       (7,850,103)     (9,238,395)      (46,664,219)
                                                                           ------------     -----------      ------------

Cash flows from investing activities:
  Purchase of short-term investments..................................      (23,224,472)     (3,992,884)      (65,333,616)
  Proceeds from sale and maturity of short-term investments...........       33,366,787       6,582,501        54,924,945
  Purchase of equipment and leasehold improvements....................         (457,905)       (408,943)       (5,484,152)
  Proceeds received on sale of equipment..............................            6,000              --            37,724
                                                                           ------------     -----------      ------------

Net cash provided by (used in) investing activities...................        9,690,410       2,180,674       (15,855,099)
                                                                           ------------     -----------      ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt, net.....................               --              --         3,409,552
  Distribution paid to S Corp stockholder.............................               --              --          (186,393)
  Principal payments under capital lease obligations..................         (109,276)        (23,321)         (282,662)
  Proceeds from issuance of promissory notes..........................               --              --         7,000,000
  Repayment of promissory notes.......................................               --              --        (3,000,000)
  Proceeds from issuance of common stock and Series D
    redeemable stock..................................................               --              --         1,392,686

  Proceeds received from capital contributions                                       --              --           102,176
  Proceeds from issuance of Series B and C redeemable
    convertible preferred stock.......................................               --              --        18,041,528
  Proceeds from issuance of common stock, net of issuance costs.......               --              --        55,248,963
  Proceeds from stock options exercised...............................          146,965          18,000           188,630
  Proceeds from sale-leaseback agreement..............................               --         549,718           549,718
                                                                           ------------     -----------      ------------

Net cash provided by financing activities.............................           37,689         544,397        82,464,198
                                                                           ------------     -----------      ------------

Net increase (decrease) in cash and cash equivalents..................        1,877,996      (6,513,324)       19,944,880

Cash and cash equivalents at beginning of period......................       18,066,884      15,896,373                --
                                                                           ------------     -----------      ------------

Cash and cash equivalents at end of period............................     $ 19,944,880     $ 9,383,049      $ 19,944,880
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

          Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1997 and 1996.

          The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

2.        CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities as well as by actual net cash receipts or disbursements.

          At June 30, 1997 and December 31, 1996, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

          The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                   June 30, 1997  December 31, 1996
                                   -------------  -----------------

Commercial paper.................    $ 4,701,058        $ 8,844,868
Federal agency notes.............      5,707,613         11,706,118
                                     -----------        -----------
   Total short-term investments..    $10,408,671        $20,550,986
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains forward-looking statements made by the Company. Forward-looking statements reflect the Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) that data obtained from clinical trials are subject to varying interpretations and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results, (2) there can be no assurance of FDA approval to market ERGOSET for Type 2 diabetes or any other indication or that the FDA will not require additional clinical trials of ERGOSET, (3) uncertainty related to the scientific development of a new medical therapy, (4) competition in the anti-diabetic and anti-obesity markets is intense and other products have been recently approved by the FDA, (5) the need for additional funding, (6) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries, (7) there can be no assurance that the Company will be able to establish corporate alliances to market ERGOSET and assist with the development of product candidates and (8) there can be no assurance that results obtained in animal studies will be replicated in human clinical studies. Further information and additional important factors are set forth in reports and other filings of the Company with the Securities and Exchange Commission, including a Form S-1, as amended, filed on August 9, 1996 and the 1996 Annual Report on Form 10-K, generally under the caption "Risk Factors." The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

OVERVIEW

          Since inception, the Company has been engaged in the discovery and development of novel treatments for metabolic disorders, including Type 2 diabetes and obesity, and various cancers. The Company's technology, based on the principals of chronobiology, uses the timed administration of oral drugs to modulate the body's neuroendocrine activity. The Company has dedicated most of its financial resources to research and development of ERGOSET, the Company's lead drug candidate, general and administrative expenses, and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and does not expect to generate such revenues for at least a year, if at all. The Company has been unprofitable since its inception, and the Company's accumulated deficit was $68,290,169 as of June 30, 1997. Although the Company intends to enter into collaborative relationships, it expects to incur substantial and increasing expenses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1996 and 1997

          Total revenues increased from $195,914 and $466,316 for the three month and six month periods ended June 30, 1996, respectively, to $438,646 and $919,666 for the same periods in 1997. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increases in interest income are attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during the first and second quarters of 1997, compared to the first and second quarters of 1996. These amounts increased as a result of proceeds received from the Company's second public offering in August 1996.

          Research and development expenses decreased from $3,124,768 to $2,899,048 for the three month periods ended June 30, 1996 and 1997, respectively. For the six month periods ended June 30, 1996 and 1997 research and development expenses were consistent at $6,219,927 and $6,244,289, respectively. In the first six months of 1996, the Company was conducting Phase III clinical trials ("prior year activities") which were completed later that year. In the first six months of 1997, the Company incurred costs associated with the preparation of the New Drug Application (NDA) for ERGOSET, various new development activities, and additional research personnel ("current year activities"). The prior year activities resulted in research and development expenses being higher in the three months ended June 30, 1996 than the same period in 1997. For the six months ended June 30, 1997, the effect of the decrease from prior year activities was equally offset by current year activities. As a result, total research and development expenses were similar for the first half of 1996 and 1997.

          General and administrative expenses increased from $1,168,160 and $2,241,288 for the three month and six month periods ended June 30 1996, to $1,778,914 and $3,904,256 for the same periods in 1997. The increase in the three month period was principally the result of the cost of settling and defending a lawsuit brought in the first quarter of 1997 and costs associated with the American Diabetes Association (ADA) conference held in Boston in June 1997. In an effort to establish a presence at the ADA conference and promote awareness of the Company's research to be presented, the Company incurred greater costs in 1997 than in 1996. The increase in the six month period was mainly due to a charge of $928,000 which relates to a severance agreement made with the former Chairman of the Board of Directors, who was also an officer and employee of the Company, and the previously stated legal and ADA conference costs.

          As a result of the foregoing items, net loss to common stockholders increased from $4,205,798 and $8,210,333 for the three month and six month periods ended June 30, 1996, respectively, to $4,354,725 and $9,457,433 for the same periods in 1997. The net loss per common share decreased from $(0.41) and $(0.81) for the three month and six month periods ended June 30, 1996, respectively, to $(0.33) and $(0.72) for the same periods in 1997. The declines in net loss per common share were attributable to the increase in weighted average common shares outstanding resulting from the Company's secondary public offering in August 1996. For the three month and six month periods ended June 30, 1996, the weighted average common shares outstanding were 10,168,080 and 10,157,489, respectively, compared to 13,179,781 and 13,149,907 for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company's primary source of cash has been from financing activities, which have consisted of private placements of equity securities and two public offerings. Private placements of equity securities provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering. Cash and cash equivalents were $18,066,884 and $19,944,880, while short-term investments were $20,550,986 and $10,408,671, at December 31, 1996 and June 30, 1997,
respectively. The changes in cash, cash equivalents and short-term investments at June 30, 1997, were due primarily to the use of cash in the Company's operating activities and shifts in investment portfolio balances.

          The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. During 1996, the Company announced statistically significant Phase III results from three separate clinical trials for ERGOSET, the Company's lead drug candidate, as treatment for Type 2 diabetes. The first two clinical trials, completed in July 1996, used ERGOSET as adjunctive therapy with sulfonylurea agents, while the third clinical trial, completed in December 1996, was conducted with ERGOSET as monotherapy treatment. With the results from the three Phase III trials, the Company selected an experienced regulatory affairs consulting firm, Oxford Research International, to assist in the preparation of its NDA for ERGOSET and held a pre-NDA meeting with the FDA in March 1997. The Company plans to submit its NDA for ERGOSET, as adjunctive and monotherapy treatment for Type 2 diabetes, to the FDA sometime in the third quarter of 1997.

          In the first six months of 1997, the Company continued to conduct a small Phase II clinical trial of ERGOSET in combination with another neurotransmitter modulating compound for the treatment of metastatic breast cancer. Patients who completed the six months of treatment were invited to participate in a six month extension study. The Company also continued to conduct preclinical screens for lead candidates for use in photodynamic therapy to treat various cancers and dopamine agonists for Type 2 diabetes and obesity. At the ADA conference held in June 1997, Ergo Science researchers presented preclinical findings which support the position that combination therapy with neurotransmitter modulating drugs called dopamine D1/D2 agonists may significantly improve the blood levels of insulin, glucose, lipids and free fatty acids as well as a variety of proteins, enzymes and functional measures related to diabetes, obesity and cardiovascular health. Currently, this combination therapy is the Company's lead preclinical approach for second-generation therapy for Type 2 diabetes and obesity. The Company expects to incur increasing research and development costs in connection with the preclinical studies for this combined therapy.

          In April 1997, the Company announced the initiation of a new clinical study for ERGOSET. This study is being performed to evaluate the safety and efficacy of ERGOSET given in combination with insulin for Type 2 diabetes patients who can no longer be controlled with traditional oral forms of treatment called oral hypoglycemic agents (OHAs). The study is double-blinded and placebo-controlled, and it involves approximately 40 subjects. Its objective is to reduce excess sugar in the blood (hyperglycemia) and/or reduce the daily insulin requirements of Type 2 diabetes patients who have previously failed or have been discontinued from existing OHAs. The Company is incurring and will continue to incur additional research and development expenses associated with this study.

          As of June 30, 1997, the Company's net investment in equipment and leasehold improvements was $2,480,626. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

          The Company believes that its available cash, cash equivalents, short-term investments and expected interest income, will be adequate to fund its current and anticipated levels of operations through mid-1998. Prior to that time, the Company will need to raise additional capital through the sale of securities in the public or private equity markets or by entering into a collaborative arrangement with another company. There can be no assurance, however, that events in the Company's research and development programs or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. The Company is pursuing additional research and development of ERGOSET and other product candidates to treat diabetes, obesity, cancer and other diseases. The Company will require additional financing to expand and complete that research and development. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

          The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

RECENT DEVELOPMENTS

          In July 1997, the Company began enrollment of a Phase II clinical study to evaluate the safety and efficacy of ERGOSET tablets to treat clinical obesity. The double-blind, placebo-controlled study will be conducted at approximately 15 clinical sites across the United States in approximately 400 clinically obese subjects. The study is designed primarily to evaluate weight loss in subjects treated with two different dosages of ERGOSET while maintaining a moderate, calorie-restricted diet. Preclinical and early Phase II clinical data suggest that treatment with ERGOSET tablets may reduce body fat. In addition, the Company intends to evaluate changes in waist circumference, blood pressure and levels of serum lipids and insulin. Research and devepment expenses will increase as a result of the Company's studies relating to the treatment of obesity.

                                    PART II

                               OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

    In the first quarter of 1997, the Company was named as a defendant in a lawsuit brought in Superior Court, Suffolk County Massachusetts (No. 97-0041 E) by three individuals, Robert M. Santaniello, Jay A. Posnik and Savino J. Basile (the "Plaintiffs"). The other defendants were Manuel Cincotta, Jr., Stephen Cincotta and Product Development and Marketing Corporation ("PDMC"). This lawsuit was settled in the second quarter of 1997.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:
          ---------
          27 - Financial Data Schedule.

          Reports on Form 8-K:
          --------------------
          None.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ERGO SCIENCE CORPORATION


                                     By: /s/ Alan T. Barber
                                        ---------------------------------
                                          Alan T. Barber

                                     Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal
                                     Accounting Officer)



                                     Date: August 13, 1997
                                           ------------------------------