Form 10-Q
period 1997-09-30
ERGO SCIENCE CORP
filed 1997-11-14
CIK 1002212

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ------------

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      -OR-

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                              -------    -------

                          Commission File No. 0-24936


                           ERGO SCIENCE CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                                     04-3271667
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)


         CHARLESTOWN NAVY YARD
     100 FIRST AVENUE, FOURTH FLOOR
       CHARLESTOWN, MASSACHUSETTS                               02129
(Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code:  (617) 241-6800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 1, 1997 there were 13,343,262 shares of common stock, par value $.01 per share, of the registrant outstanding.

===============================================================================

                            ERGO SCIENCE CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of September 30, 1997
                and December 31, 1996......................................  3

              Consolidated Statements of Operations and Deficit
                Accumulated During the Development Stage
                for the three months and nine months ended
                September 30, 1997 and September 30, 1996 and
                for the period from inception (January 23, 1990)
                to September 30, 1997......................................  4

              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1997 and September 30, 1996
                and for the period from inception (January 23, 1990)
                to September 30, 1997......................................  5

              Notes to Consolidated Financial Statements...................  6

     ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................  8


PART II. OTHER INFORMATION................................................. 12

SIGNATURES................................................................. 13

                            ERGO SCIENCE CORPORATION
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30,       December 31,
                                                                          1997               1996
                                                                     -------------      -------------
                               ASSETS
Current assets:
  Cash and cash equivalents.........................................  $ 18,009,544       $ 18,066,884
  Short-term investments............................................     8,710,744         20,550,986
  Prepaid and other current assets..................................       354,704            234,558
                                                                      ------------       ------------
     Total current assets...........................................    27,074,992         38,852,428
Equipment and leasehold improvements, net...........................     2,254,133          2,491,866
Other assets........................................................        47,300             40,986
                                                                      ------------       ------------
     Total assets...................................................  $ 29,376,425       $ 41,385,280
                                                                      ============       ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............................  $  1,966,647       $  1,747,961
  Current portion of capital lease obligations......................       277,907            186,838
                                                                      ------------       ------------
     Total current liabilities......................................     2,244,554          1,934,799

Long-term portion of capital lease obligations......................       394,457            385,256

Commitments and contingencies.......................................            --                 --

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    6,903 shares of Series D preferred stock issued and outstanding at September 30, 1997 and December 31, 1996 (liquidation
    preferences were $7,963,617 and $7,618,522 at September 30,
    1997 and December 31, 1996, respectively).......................     5,088,947          4,743,852
  Common stock, $.01 par value, authorized 50,000,000 at
    September 30, 1997 and December 31, 1996; issued and
    outstanding 13,200,873 shares at September 30, 1997 and
    13,048,036 shares at December 31, 1996..........................       132,009            130,480
  Additional paid-in capital........................................    97,870,044         97,158,840
  Cumulative dividends on preferred stock...........................    (3,079,380)        (2,734,285)
  Deferred compensation.............................................      (741,205)        (1,172,374)
  Deficit accumulated during the development stage..................   (72,533,001)       (59,061,288)
                                                                      ------------       ------------
     Total stockholders' equity.....................................    26,737,414         39,065,225
                                                                      ------------       ------------
               Total liabilities and stockholders' equity...........  $ 29,376,425       $ 41,385,280
                                                                      ============       ============

   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION
                        (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE

                                                                                                                Period From
                                                                                                                 Inception
                                   Three Months Ended September 30,       Nine Months Ended September 30,    (January 23, 1990)
                                   --------------------------------       -------------------------------         through
                                      1997                1996                1997               1996        September 30,1997
                                   -----------         -----------         ------------      ------------    ------------------
Revenues:
  Licensing and supplier fees....                                                                                $    355,671
  Interest.......................  $   406,198         $   373,710         $  1,325,864      $    840,025           3,280,871
                                   -----------         -----------         ------------      ------------        ------------
                                       406,198             373,710            1,325,864           840,025           3,636,542
Operating expenses:
  Research and development.......    3,393,385           2,872,012            9,637,674         8,923,045          41,355,420
  Purchase of in-process
    research and development.....           --                  --                   --           168,750           7,188,814
  General and administrative.....    1,255,645           2,570,177            5,159,901         4,811,609          27,438,914
                                   -----------         -----------         ------------      ------------        ------------
                                     4,649,030           5,442,189           14,797,575        13,903,404          75,983,148
                                   -----------         -----------         ------------      ------------        ------------
     Net loss....................   (4,242,832)         (5,068,479)         (13,471,711)      (13,063,379)        (72,346,606)
Accretion of dividends on
  preferred stock................     (116,541)           (109,851)            (345,095)         (325,285)         (2,793,313)
Dividends on redeemable
  preferred stock................           --                  --                   --                --          (7,123,536)
Dividends on preferred stock.....           --                  --                   --                --          (2,018,763)
                                   -----------         -----------         ------------      ------------        ------------
Net loss to common stockholders..  $(4,359,373)        $(5,178,330)        $(13,816,806)     $(13,388,664)       $(84,282,218)
                                   ===========         ===========         ============      ============        ============
Net loss per common share........  $     (0.33)        $     (0.45)        $      (1.05)     $      (1.26)
                                   ===========         ===========         ============      ============
Weighted average common
 shares outstanding..............   13,181,249          11,634,943           13,160,469        10,653,569
                                   ===========         ===========         ============      ============

   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Period From
                                                                                                   Inception
                                                       Nine Months Ended September 30,         (January 23, 1990)
                                                       --------------------------------             through
                                                           1997                1996            September 30, 1997
                                                       ------------        ------------        ------------------
Cash flows from operating activities:
  Net loss............................................ $(13,471,711)       $(13,063,379)           $(72,346,606)
  Adjustments to reconcile net loss to cash used
    by operating activities:
    Depreciation and amortization.....................    1,068,857             782,873               3,868,076
    Noncash compensation..............................      857,427           1,833,450               3,617,575
    Noncash purchase of in-process research
      and development.................................           --             168,750               5,688,814
    Loss on sale of equipment.........................           --                  --                  28,331
    Noncash charge for renegotiated supplier
      agreement.......................................           --                  --               1,747,931
    Other noncash charges.............................           --                  --                  86,347
    Changes in operating assets and liabilities:
      Prepaid and other current assets................     (120,146)            174,177                (354,704)
      Other assets....................................       (6,314)             (8,503)                (99,442)
      Accounts payable and accrued expenses...........      218,685          (1,470,077)              1,936,646
      Deferred revenue................................           --                  --               5,559,714
                                                       ------------        ------------           -------------
Net cash used in operating activities.................  (11,453,202)        (11,582,709)            (50,267,318)
                                                       ------------        ------------           -------------
Cash flows from investing activities:
  Purchase of short-term investments..................  (31,877,064)        (22,285,380)            (73,986,208)
  Proceeds from sale and maturity of short-term
    investments.......................................   43,717,307          10,332,501              65,275,465
  Purchase of equipment and leasehold improvements....     (564,920)         (1,050,734)             (5,591,167)
  Proceeds received on sale of equipment..............        6,000                  --                  37,724
                                                       ------------        ------------           -------------
Net cash provided by (used in) investing
  activities..........................................   11,281,323         (13,003,613)            (14,264,186)
                                                       ------------        ------------           -------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt, net.....           --                  --               3,409,552
  Distribution paid to S Corp stockholder.............           --                  --                (186,393)
  Principal payments under capital lease
    obligations.......................................     (171,935)            (72,248)               (345,321)
  Proceeds from issuance of promissory notes..........           --                  --               7,000,000
  Repayment of promissory notes.......................           --                  --              (3,000,000)
  Proceeds from issuance of common stock and
    Series D redeemable stock.........................           --                  --               1,392,686
  Proceeds received from capital contributions........           --                  --                 102,176
  Proceeds from issuance of Series B and C
    redeemable convertible preferred stock............           --                  --              18,041,528
  Proceeds from issuance of common stock, net of
    issuance costs....................................           --          32,249,817              55,248,963
  Proceeds from stock options exercised...............      286,474              22,000                 328,139
  Proceeds from sale-leaseback agreement..............           --             549,718                 549,718
                                                       ------------        ------------           -------------
Net cash provided by financing activities.............      114,539          32,749,287              82,541,048
                                                       ------------        ------------           -------------
Net (decrease) increase in cash and cash
  equivalents.........................................      (57,340)          8,162,965              18,009,544

Cash and cash equivalents at beginning of period......   18,066,884          15,896,373                      --
                                                       ------------        ------------           -------------
Cash and cash equivalents at end of period............ $ 18,009,544        $ 24,059,338           $  18,009,544
                                                       ============        ============           =============

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

       Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1997 and 1996.

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

       At September 30, 1997 and December 31, 1996, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

  3.   SHORT-TERM INVESTMENTS

       The following is a summary of securities with maturities greater than 90 days at the date of purchase not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                          September 30, 1997  December 31, 1996
                                          ------------------  -----------------
   Commercial paper                           $4,721,792        $ 8,844,868
   Federal agency notes                        3,988,952         11,706,118
                                              ----------        -----------
      Total short-term investments            $8,710,744        $20,550,986
                                              ==========        ===========

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This discussion contains forward-looking statements made by the Company. Forward-looking statements reflect the Company's current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) that data obtained from clinical trials are subject to varying interpretations and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results, (2) there can be no assurance of FDA approval to market ERGOSET/TM/ for Type 2 diabetes or any other indication or that the FDA will not require additional clinical trials of ERGOSET/TM/, (3) uncertainty related to the scientific development of a new medical therapy, (4) competition in the anti-diabetic and anti-obesity markets is intense and other products have been recently approved by the FDA, (5) the need for additional funding, (6) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries, (7) there can be no assurance that the Company will be able to establish corporate alliances to market ERGOSET/TM/ and assist with the development of product candidates and (8) ERGOSET/TM/ for obesity is at an early stage of development, and there can be no assurance that it will be shown to be safe and effective in this trial or in any Phase III trial (if undertaken). Further information and additional important factors are set forth in reports and other filings of the Company with the Securities and Exchange Commission, including a Form S-1, as amended, filed on August 9, 1996 and the 1996 Annual Report on Form 10-K, generally under the caption "Risk Factors." The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

  OVERVIEW

       Since inception, Ergo Science Corporation (the "Company") has been engaged in the discovery and development of novel treatments for metabolic disorders, including Type 2 diabetes and obesity, and various cancers. The Company's technology, based on the principals of chronobiology, uses the timed administration of oral drugs to modulate the body's neuroendocrine activity. The Company has dedicated most of its financial resources to research and development of ERGOSET/TM/, the Company's lead drug candidate, general and administrative expenses, and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and does not expect to generate such revenues for at least a year, if at all. The Company has been unprofitable since its inception, and its accumulated deficit was $72,533,001 as of September 30, 1997. Although the Company intends to enter into collaborative relationships which could help offset its expenses, it expects to incur substantial and increasing expenses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

  RESULTS OF OPERATIONS

  Three Months and Nine Months Ended September 30, 1996 and 1997

       Total revenues increased from $373,710 and $840,025 for the three month and nine month periods ended September 30, 1996, respectively, to $406,198 and $1,325,864 for the same periods in 1997. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increases in interest income are attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during the first three quarters of 1997, compared to the first three quarters of 1996. These amounts increased as a result of proceeds received from the Company's second public offering in August 1996.

       Research and development expenses increased from $2,872,012 and $9,091,795 for the three month and nine month periods ended September 30, 1996, respectively, to $3,393,385 and $9,637,674 for the same periods in 1997. In the first nine months of 1996, the Company incurred costs associated with conducting Phase III clinical trials ("prior year activities") of ERGOSET/TM/ which were completed later that year. In the first nine months of 1997, the Company incurred costs associated with the preparation and submission of the New Drug Application (NDA) for ERGOSET/TM/, various new development activities, and additional research personnel ("current year activities"). In total, current year activities costs exceeded prior year activities costs for both the three month and nine month periods.

       General and administrative expenses decreased from $2,570,177 to $1,255,645 for the three month periods ended September 30 1996 and 1997, respectively. This decrease was due to a $1,277,980 charge in September 1996 related to the resignation of a Company senior executive. Excluding this charge, expenses for the three months ended September 30, 1996, totaling $1,292,197, were consistent with expenses for the same period in 1997. For the nine month periods ended September 30, 1996 and 1997, general and administrative expenses increased from $4,811,609 to $5,159,901, respectively. The increase was principally the result of the cost of settling and defending a lawsuit brought in the first quarter of 1997, costs associated with the American Diabetes Association (ADA) conference held in Boston in June 1997 and expenses incurred by the Company's efforts to establish corporate alliances to market ERGOSET/TM/ and assist with the development of other product candidates. In March 1997, the Company incurred a charge related to a severance agreement made with the former Chairman of the Board of Directors, who was also an officer and employee of the Company. This charge was approximately $928,000.

       As a result of the foregoing items, net loss to common stockholders decreased from $5,178,330 to $4,359,373 for the three month periods ended September 30, 1996 and 1997, respectively. For the nine month periods ended September 30, 1996 and 1997, net loss to common stockholders increased from $13,388,664 to $13,816,806, respectively. The net loss per common share decreased from $(0.45) and $(1.26) for the three month and nine month periods ended September 30, 1996, respectively, to $(0.33) and $(1.05) for the same periods in 1997. The declines in net loss per common share were attributable to the increase in weighted average common shares outstanding resulting mainly from the Company's second public offering in August 1996. For the three month and nine month periods ended September 30, 1996, the weighted average common shares outstanding were 11,634,943 and 10,653,569, respectively, compared to 13,181,249 and 13,160,469 for the same periods in 1997.

  LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company's primary source of cash has been from financing activities, which have consisted of private placements of equity securities and two public offerings. Private placements of equity securities provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering. Cash and cash equivalents were $18,066,884 and $18,009,544, while short-term investments were $20,550,986 and $8,710,744, at December 31, 1996 and September 30, 1997, respectively. The changes in cash, cash equivalents and short-term investments at September 30, 1997, were due primarily to the use of cash in the Company's operating activities and shifts in investment portfolio balances.

       The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.

       Throughout the first nine months of 1997, the Company conducted and continues to conduct preclinical screens for lead candidates for use in photodynamic therapy to treat various cancers. In addition, preclinical screens for lead candidates have been and continue to be conducted for dopamine agonists to treat Type 2 diabetes and obesity. Treatment with dopamine agonists is currently the Company's lead preclinical approach for second-generation therapy for Type 2 diabetes and obesity. The Company expects to incur increasing research and development costs in connection with continued development in these areas.

       During the first three quarters of 1997, the Company conducted and continues to conduct several clinical trials for ERGOSET/TM/ in the areas of Type 2 diabetes, obesity and breast cancer. The most significant of these trials is a Phase II clinical study to evaluate the safety and efficacy of ERGOSET/TM/ tablets to treat clinical obesity. This study is being conducted at approximately 15 clinical sites across the United States in approximately 400 clinically obese subjects. The Company is incurring and will continue to incur additional research and development expenses associated with its various clinical trials.

       As of September 30, 1997, the Company's net investment in equipment and leasehold improvements was $2,254,133. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

       The Company believes that its available cash, cash equivalents, short-term investments and expected interest income, will be adequate to fund its current and anticipated levels of operations through 1998. Prior to the end of 1998, the Company will need to raise additional capital through the sale of securities in the public or private equity markets or by entering into a collaborative arrangement with another company. There can be no assurance, however, that events in the Company's research and development programs or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. The Company is pursuing additional research and development of ERGOSET/TM/ and other product candidates to treat diabetes, obesity, cancer and other diseases. The Company will require additional financing to expand and complete that research and development. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

       The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

  RECENT DEVELOPMENTS

       In October 1997, the Company announced that the FDA had accepted for filing its NDA for ERGOSET/TM/ to treat Type 2 diabetes. In addition, the Company amended its supply agreement with Geneva Pharmaceuticals, Inc., for the production of ERGOSET/TM/ tablets. The amended and restated supply agreement dated October 31, 1997, is included as Exhibit 10.1 to this filing.

                                    PART II

                               OTHER INFORMATION


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits:
            ---------

            10.1 - Amended and Restated Supply Agreement dated October 31, 1997, by and among Ergo Science Corporation, a Delaware corporation, Ergo Research Corporation, a Delaware corporation that is a wholly-owned subsidiary of Ergo Science Corporation, and Geneva Pharmaceuticals, Inc., a Colorado corporation. [Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

            27   - Financial Data Schedule

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

                                       ERGO SCIENCE CORPORATION


                                       By: /s/ Alan T. Barber
                                           ------------------
                                           Alan T. Barber

                                       Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)


                                       Date: October 14, 1997
                                             ----------------