Form 10-K405
period 1997-12-31
ERGO SCIENCE CORP
filed 1998-03-30
CIK 1002212

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the fiscal year ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998, was approximately $98,600,000. As of March 20, 1998, there were 14,155,983 outstanding shares of the registrant's common stock.

Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

================================================================================

                                    PART I

ITEM 1.   BUSINESS

     This Report contains forward-looking statements made by the Company. Forward-looking statements reflect the Company's current views with respect to such events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially, include, without limitation, the factors set forth below in "Risk Factors."

OVERVIEW

     Ergo Science Corporation ("Ergo" or the "Company") develops novel treatments for metabolic disorders, including Type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy ("NRT"). NRT is based on the role of neurotransmitters in regulating metabolism. The Company believes that its approach may provide the foundation for a new class of treatments for a variety of glucose and lipid disorders as well as immune diseases and cancer. The Company's primary research focus is the treatment of Type 2 diabetes, obesity and related metabolic disorders.

     The Company filed a New Drug Application ("NDA") for its lead product candidate, ERGOSET/(R)//1/ tablets, for the treatment of Type 2 diabetes, in August 1997. This application was accepted for filing by the U.S. Food & Drug Administration ("FDA") in October 1997. The FDA Advisory Panel for ERGOSET/(R)/ tablets is currently scheduled for May 14, 1998.

     The Company announced in February 1998 that it had entered into a worldwide joint collaboration with The R.W. Johnson Pharmaceutical Research Institute, Ortho-McNeil Pharmaceutical, Inc. and Cilag AG International (collectively referred to as "Johnson & Johnson") to develop and commercialize ERGOSET/(R)/ tablets, as well as other potential drug candidates acting through the NRT mechanism, for the treatment of Type 2 diabetes and obesity. In the United States, the parties share equally in the development and commercialization costs and any resulting profits and losses with respect to ERGOSET/(R)/ tablets. Outside the United States, Johnson & Johnson is responsible for development and commercialization activities and costs, and Ergo will receive a royalty on any net trade sales of ERGOSET/(R)/ tablets in such countries. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. If the NDA for ERGOSET/(R)/ tablets is approved, Johnson & Johnson will make an additional milestone payment of up to $20 million to the Company. See "Business-- Commercialization, Marketing"

     NRT is based on over thirty years of research by the Company's founding scientists into the role of neurotransmitters in regulating glucose and lipid metabolism. This research indicates that distinct, daily activity patterns of certain neurotransmitters are required to maintain normal glucose and lipid metabolism. Disorders in glucose and lipid metabolism can develop and progress as a result of changes in these daily patterns of neurotransmitter activity. With NRT, a neurotransmitter-modulating agent is administered at a specific time of day to re-establish normal patterns of neurotransmitter activity and thereby improve glucose and lipid metabolism. See "Business-- History and Science of the Company's Technology and Preclinical Research."

     The Company's research suggests that diabetic and obese humans have daily neuroendocrine patterns that are different from healthy subjects. The Company's strategy for treating Type 2 diabetes and obesity in humans is to administer a neurotransmitter-modulating agent, such as ERGOSET/(R)/ tablets, on a timed basis to reset the abnormal daily neuroendocrine patterns of the patients to more closely resemble the daily neuroendocrine patterns of normal, lean, non-diabetic subjects. See "Business-- Development of ERGOSET/(R)/ tablets and Other Products for Diabetes" and "Business-- Development of ERGOSET/(R)/ tablets and Other Products for the Treatment of Obesity."

--------------------------
/1/ Johnson & Johnson, the Company's marketing partner, has indicated that if the NDA for ERGOSET/R/ tablets is approved, it may change the trademark for such product.

     ERGOSET/(R)/ tablets are a low-dose, fast-release, oral formulation of bromocriptine mesylate, a dopamine agonist previously approved by the FDA to treat Parkinson's disease, acromegaly and hyperprolactinemic conditions. ERGOSET/(R)/ tablets are a potent dopamine-receptor agonist and operate through a mechanism of action that is different from other anti-diabetic drugs. In 1996, the Company completed three Phase III pivotal placebo-controlled trials in obese Type 2 diabetic subjects. In two of the Phase III trials, ERGOSET/(R)/ tablets were used as an adjunct to sulfonylurea agents; and in the third Phase III trial, ERGOSET/(R) tablets were used as monotherapy. Data from these studies indicated that ERGOSET/(R) tablets, compared to placebo, significantly decreased glycated hemoglobin A\\1c\\ (HbA\\1c\\), the primary measure for assessing long-term glucose control in diabetes. In addition, fasting and post-prandial glucose, triglyceride and free fatty acid levels improved. Elevated levels of triglycerides and free fatty acids are risk factors for cardiovascular disease, the leading cause of death in Type 2 diabetics. See "Business-- Development of ERGOSET/(R) tablets and Other Products for Diabetes."

     Based upon findings from the widely accepted Diabetes Control and Complications Trial (DCCT) in Type 1 diabetic patients, it is believed that sustained reductions of blood glucose in Type 2 diabetic patients may also reduce the risk of developing micro- and macrovascular complications such as atherosclerosis, kidney failure, blindness and peripheral and autonomic neuropathy.

     In June 1997, Ergo commenced a Phase II dose selection clinical trial of ERGOSET/(R) tablets for the treatment of obesity. This study is being conducted at approximately 15 clinical sites across the United States with approximately 400 clinically obese subjects. This clinical trial is part of the collaboration with Johnson & Johnson. See "Business-- Development of ERGOSET/(R) tablets and Other Products for the Treatment of Obesity."

     In addition, the Company has a research and development program in the area of Photodynamic Therapy ("PDT") which includes the identification and subsequent formulation of a lead photosensitizer dye, selection of a light source, and identification of a suitable target site. See "Business-- Development of Photodynamic Therapy (PDT) for the Treatment of Cancer."

     Other areas of active research include: evaluating the applicability of NRT technology using combinations of neurotransmitter-modulating compounds for the palliative treatment of metastatic breast cancer; identifying and developing second-generation dopamine agonists and combinations thereof, for the treatment of Type 2 diabetes and obesity; examining the utility of specific dopamine agonists on cardiovascular models; and exploring the role of NRT in various immunological disease states. See "Business-- Development of ERGOSET/(R)/ tablets for the Treatment of Cancer" and "Business-- Development of ERGOSET/(R)/ tablets and Other Products for Diabetes-- Additional Clinical Trials."

     The following table illustrates the status of the Company's current product development efforts:


----------------------------------------------------------------------------------------------------------------
        PRODUCT CANDIDATE               DISEASE INDICATIONS                           STATUS
----------------------------------    -----------------------   ------------------------------------------------
                                        METABOLIC DISORDERS

ERGOSET/(R)/ tablets as               Type 2 diabetes            NDA accepted for filing with FDA; three Phase
monotherapy and adjunctive                                       III clinical trials completed 1996
therapy with sulfonylureas

ERGOSET/(R)/ tablets as               Type 2 diabetes            Phase II clinical trial underway
adjunctive therapy with insulin

ERGOSET/(R)/ tablets with             Reduce weight and fat      Phase III clinical trial planned
hypocaloric diet                      in Type 2 diabetics


ERGOSET/(R)/ tablets with             Treatment of clinical      Phase II clinical trial initiated in June 1997
hypocaloric diet                      obesity

D1/D2 combination (1)                 Type 2 diabetes and        Preclinical research; selection of lead
                                      Obesity                    clinical candidate ongoing

Dopamine agonist/serotonin            Type 2 diabetes and        Preclinical research
agonist                               Obesity

                                      IMMUNE DISORDERS/CANCER

ERGOSET/(R)/ tablets/serotonin        Metastatic breast          Phase II clinical trial completed; data being
agonist                               cancer                     analyzed

PDT and PDT/immune                    Cancer                     Preclinical research ongoing; selection of lead
regulation                                                       clinical candidate ongoing
----------------------------------------------------------------------------------------------------------------

__________________
(1) Dopamine agonists for the D1 dopamine receptor and the D2 dopamine receptor, respectively.


DEVELOPMENT OF ERGOSET/(R)/ TABLETS AND OTHER PRODUCTS FOR DIABETES

     Diabetes as a Metabolic Disorder. The Company's primary research focus is the treatment of Type 2 diabetes, obesity and related metabolic disorders. These metabolic disorders involve defects in the neuroregulatory mechanisms which control the integrated, complex relationship between glucose and fat metabolism. To sustain life, the human body must breakdown food into glucose, fat and protein. Glucose, a simple form of sugar, is used as a primary source of energy for the body's cells. When the amount of glucose available becomes greater than the body requires, it is converted into fat (triglycerides) and stored within the adipose tissue for later use when food is unavailable. When glucose is not available from food, triglycerides in the adipose tissue are broken down into free fatty acids that stimulate glucose production by the liver. Insulin, which is secreted by the pancreas, plays an important role in regulating the level of glucose in the blood stream by stimulating the use of glucose as fuel primarily in muscle tissue and by inhibiting the production of glucose in the liver. In a healthy metabolic state, a balance is maintained between the production and utilization of glucose and fat.

     Characteristics of Diabetes. The term diabetes refers to a group of metabolic disorders that show a single common feature, i.e., abnormally high levels of glucose in the blood. Type I diabetes (juvenile-onset diabetes or insulin dependent diabetes mellitus) results from a rapidly progressive, immunologically driven dysfunction that leads to total failure of the insulin-producing cells (beta-cells) in the pancreas. As the terminology implies, this disease presents itself primarily within the first decade of life, producing an extremely ill and potentially life threatening situation in the afflicted child. It is clinically characterized by the sudden onset of lethargy, severe thirst, urination and dehydration associated with deep labored breathing. This state of labored breathing is characterized by a fruity smell resulting from the production of toxic ketone bodies in the blood. The mainstay treatment for Type 1 diabetes is insulin and proper hydration. The incidence of this acute disease is less than 10% of all patients diagnosed with diabetes.

     In contrast, Type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus) occurs generally in obese subjects around the fourth decade of life and characteristically develops as a slow insidious process which may take several years to become clinically evident. One of the primary components of this disease is the body's inability to effectively utilize its available insulin to control the entry of glucose into the cells. This dysfunction is due to a condition known as insulin resistance. The abnormal state of insulin resistance exists when the insulin-stimulated uptake of glucose into muscle tissue and the brain becomes impaired resulting in a reduced inhibitory effect of insulin on glucose production. This condition leads to excessive blood levels of glucose (hyperglycemia) which is frequently accompanied by increases in the blood levels of triglycerides, free fatty acids and other lipids. Type 2 diabetes is a chronic and incurable disease that accounts for 90% to 95% of all diagnosed cases of diabetes. It is a leading cause of death in the United States.

     Due to a combination of environmental and genetic factors, people develop insulin resistance and initially compensate for modest insulin resistance by secreting more insulin to maintain control of their blood glucose levels. Despite increased insulin production, some people lose their ability to control blood glucose over time as their insulin resistance increases. At this stage, the person develops impaired glucose tolerance, a condition characterized by normal blood glucose levels before eating and hyperglycemia after eating. When a person loses the ability to regulate fasting blood glucose levels and exhibits persistent hyperglycemia, the person is considered to be a Type 2 diabetic.

     When blood glucose levels are not controlled, potentially severe complications can result. Hyperglycemia over an extended period of time is believed to damage the linings of blood vessels. This damage initiates a pathological process leading to the development of vascular complications characteristic of both Type 1 and Type 2 diabetes. Examples of the complications are severe destructive damage to the retinal and renal vasculature (micro) and loss of circulation in the distal extremities (macro) which may lead to amputation.

     In addition to the hallmark of hyperglycemia evident in Type 2 diabetes, the associated high blood levels of triglycerides, free fatty acids and total cholesterol are believed to be potential risk factors for the premature development of cardiovascular disease including coronary artery disease.

     Need for New Diabetes Treatments. There is no cure for diabetes. After diagnosis, the first course of therapy for Type 2 diabetics is to try to control hyperglycemia through diet and exercise. If this fails to achieve glycemic control, physicians will typically prescribe oral medication with one or more of the available agents. Currently, there are five FDA approved classes of oral medications for Type 2 diabetes.

     The first class of oral agents approved for treating Type 2 diabetes was sulfonylureas. Characteristically, each member of this drug class reduces blood glucose levels by stimulating the pancreas to secrete more insulin. Researchers suspect that the increased risk of cardiovascular disease in patients with Type 2 diabetes may be the result of above-normal levels of serum insulin, which may stimulate the liver to increase lipid levels in the blood, contributing to atherosclerosis and obesity. Thus, the labeling of sulfonylureas includes a special warning on the possible increased risk of cardiovascular mortality from the use of the drugs. Over time, many patients who are treated with sulfonylureas begin to re-experience elevated blood glucose and lipid levels. When this type of therapeutic failure occurs, a next step may be the addition of, or substitution with, one or more of the newer types of oral therapies whose mechanisms of action are different than sulfonylureas.

     Metformin (tradename Glucophage/(R)/) was approved by the FDA for monotherapy and adjunctive therapy for patients taking sulfonylureas in March 1995 and is sold by Bristol-Myers Squibb Company. Glucophage/(R)/ is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect.

     Troglitazone, a thiazolodinedione sold by Warner Lambert Company under the tradename Rezulin/(R)/, was approved by the FDA in January 1997 for use in diabetics taking insulin. In August 1997, the FDA approved Troglitazone for use as monotherapy or combination therapy for Type 2 diabetes. It is believed to work in part by increasing the body's sensitivity to insulin.

     Precose was approved by the FDA for monotherapy and adjunctive therapy in September 1995 and is sold in the United States under the tradename Acarbose/(R)/ by Bayer Corporation (sold in Europe under the tradename Glucobay/TM/). Precose is an alpha-glucosidase inhibitor which works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Precose reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects in most users. See "Business-- Competition."

     Repaglinide (tradename Prandin/TM/) was approved by the FDA for monotherapy and adjunctive therapy for patients taking sulfonylureas in December 1997 and will be sold jointly by Novo Nordisk and Schering-Plough Corporation. Repaglinide is an oral medication containing a benzoic acid derivative taken with meals and is believed to act via calcium channels to stimulate insulin secretion. The launch of Repaglinide in the U.S. is currently planned for 1998.

     Therapeutic failure, which occurs after exhausting the aforementioned oral drug treatments, may signal loss of the pancreatic beta-cell function and the inability to secrete insulin. In this case, the Type 2 diabetic must then begin daily insulin injections. An estimated 40% of Type 2 diabetics are currently taking insulin according to the American Diabetes Association ("ADA").

     Demographics and Market Size.   The American Medical Association and the
ADA estimate that approximately 16 million people suffered from Type 2 diabetes in the United States in 1997, of whom approximately 8 million have been diagnosed with the disease. Another 16 million Americans are estimated to have impaired glucose tolerance. Oral antidiabetic agents are a leading class of pharmaceutical products for the treatment of diabetes with total sales of approximately $1.4 billion in the United States during 1997. Insulin, used by an estimated 40% of Type 2 diabetics, is also a leading pharmaceutical product with annual sales of approximately $1 billion in the United States during 1997.

     ERGOSET/(R)/ Tablets in the Treatment of Type 2 Diabetes. ERGOSET/(R)/ tablets are a low-dose, fast-release, oral formulation of bromocriptine mesylate, a dopamine agonist previously approved by the FDA to treat Parkinson's disease, acromegaly and hyperprolactinemic conditions. ERGOSET/(R)/ tablets are a potent dopamine-receptor agonist, which operates through a mechanism of action that appears different from other anti-diabetic drugs. The Company selected bromocriptine for use in treating Type 2 diabetes primarily because of its ability to increase dopaminergic activity in the hypothalamic area of the brain. Research by the Company and its founding scientists indicates that healthy, lean subjects evidence high levels of dopaminergic activity during the daytime and that obese and Type 2 diabetic subjects evidence low levels of dopaminergic activity during the same time period. Specifically timed treatment with ERGOSET/(R)/ tablets is believed to help restore a normal daily pattern of dopaminergic activity in the brain. This "resetting" is believed to act as a central regulator of metabolic function, i.e., lipid and glucose metabolism.

     FDA Approval Strategy. Based on the results of its three Phase III trials, the Company filed an NDA in August 1997 for approval of ERGOSET/(R)/ tablets to treat Type 2 diabetes as a monotherapy and as adjunctive therapy with sulfonylureas. In October 1997, the FDA accepted the NDA for filing. The FDA Advisory Panel meeting is currently scheduled for May 14, 1998. However, there can be no assurance that the FDA (or an expert advisory panel) will agree with the Company's assessment of the results of the Phase III clinical trials or that ERGOSET/(R)/ tablets will receive FDA approval as either adjunctive therapy or monotherapy. See "Risk Factors--Uncertainties Related to Regulatory Approval of ERGOSET/(R)/ tablets for Type 2 Diabetes", "Risk Factors-- Government Regulation" and "Business-Commercialization, Marketing." In addition to the above mentioned studies, the Company conducted extensions to the Phase III clinical trials (for safety) and bioavailability studies of different dosage strengths of ERGOSET/(R)/ tablets. The extension studies were completed in the second half of 1997 and will be submitted to the FDA as part of the required six month safety update.

     Clinical Trials of ERGOSET/(R)/ Tablets for Type 2 Diabetes. The primary goal of the Company's clinical trials to date has been to substantiate the beneficial effect that ERGOSET/(R)/ tablets have on glucose and lipid metabolism for the treatment of Type 2 diabetes and obesity seen in various animal models. The Company began clinical trials of ERGOSET/(R)/ tablets for the treatment of Type 2 diabetes in 1992 and completed its three Phase III clinical trials of ERGOSET/(R)/ tablets as adjunctive and monotherapy for Type 2 diabetes in 1996.

     Ergo initiated three double-blinded, placebo-controlled Phase III clinical trials of ERGOSET/(R)/ tablets in obese, Type 2 diabetics in January 1995. Over 650 subjects were enrolled in the three clinical trials, two of which studied ERGOSET/(R)/ tablets as adjunctive therapy with sulfonylurea agents and one of which studied ERGOSET/(R)/ tablets as monotherapy. The primary clinical endpoint of each of the Phase III clinical trials was to achieve a clinically and statistically significant reduction in blood levels of glycated hemoglobin A\\1c\\ (HbA\\1c\\). HbA\\1c\\ is considered by the FDA to be a reliable indicator of glycemic control in diabetics. In the three pivotal trials, ERGOSET/(R)/ tablets or placebo were given daily at approximately 8:00 a.m. to Type 2 diabetics who were on weight-maintaining diets.

     In 1996, the Company announced that data from the three completed Phase III trials indicated that ERGOSET/(R)/ tablets, compared to placebo, significantly decreased HbA\\1c\\. In addition, fasting and post-prandial glucose, triglyceride and free fatty acid levels improved. Elevated levels of triglycerides and free fatty acids are risk factors for cardiovascular disease, the leading cause of death in Type 2 diabetics. The data also showed that ERGOSET/(R)/ tablets were generally well-tolerated.

     The Adjunctive Therapy Trial Results. The two studies of ERGOSET/(R)/ tablets as adjunctive therapy were consistent with respect to baseline population characteristics, i.e. all subjects were overtly diabetic with average baseline fasting glucose and HbA\\1c\\ levels of 223 mg/dL and 9.4%, respectively. Baseline fasting serum triglycerides and total cholesterol were 248 mg/dL and 212 mg/dL, respectively. Baseline fasting free fatty acids were 847 u eq/L in the one study for which this parameter was available.

     The intent-to-treat analysis indicated that ERGOSET/(R)/ tablets improved glycemic control, as measured by a reduction in HbA\\1c \\ of 0.6% (p(less than)0.0001), compared to placebo. In the pre-defined responder group, ERGOSET/(R)/ tablets resulted in decreases in HbA\\1c\\ of 1% (p(less than)0.0001) compared to placebo, and a decrease of 0.6% (p(less than)0.0001) from baseline. The pre-defined responder criterion was designed to identify responders to ERGOSET/(R)/ tablets shortly after the initiation of treatment. Responders were defined as those individuals who had at least a decrease of 0.3% in HbA\\1c\\ from baseline after eight weeks of treatment. According to this pre-established criterion, approximately 60% of all subjects on ERGOSET/(R)/ tablets were classified as responders.

     The intent-to-treat analysis also showed that ERGOSET/(R)/ tablets compared to placebo reduced fasting serum triglycerides 61 mg/dL (p= 0.0058), a 24% reduction. In the one study for which free fatty acids results were available, ERGOSET/(R)/ tablets treatment resulted in a reduction of fasting serum free fatty acids of 150 u eq/L (p=0.0424) compared to placebo on an intent-to-treat basis.

     Analysis of safety showed that ERGOSET/(R)/ tablets treatment was generally well-tolerated. The most frequently reported side effects were nausea, fatigue and dizziness, which are known potential side effects associated with the use of bromocriptine. Most side effects reported were mild to moderate in degree and transient in nature. The combined discontinuation rate in the two trials due to side effects was approximately 13% for ERGOSET/(R)/ tablets compared with approximately 2% in the placebo group.

     The Monotherapy Trial Results. Monotherapy treatment for Type 2 diabetes demonstrated reductions in HbA\\1c\\. Of the 122 subjects who completed the 24 week trial, 60 received ERGOSET/(R)/ tablets and showed a statistically significant reduction of 0.6% (p(less than)0.02) compared to placebo in HbA\\1c\\. Sixty-two percent of the ERGOSET/(R)/ tablet subjects completing the study met the responder criterion. This responder group exhibited an HbA\\1c\\ reduction of 1% (p(less than)0.0001) compared to placebo and a reduction of 0.7% (p(less than)0.0001) from baseline.

     Results from the monotherapy trial also showed trends in improving lipid profiles. ERGOSET/(R)/ tablets were generally well-tolerated. The most frequently reported side effects in the monotherapy trial were nausea, fatigue, nasal congestion and dizziness. Most side effects reported were mild to moderate in degree and transient in nature. The discontinuation rate due to side effects was approximately 13% for ERGOSET/(R)/ tablets versus 5% for placebo.

     ERGOSET/(R)/ Tablets Clinical Trial Summary. The following table identifies the completed Phase II and Phase III trials of ERGOSET/(R)/ tablets for the treatment of Type 2 diabetes and obesity.


--------------------------------------------------------------------------------------------------------------------
STUDY                    DESCRIPTION                     SUBJECTS                  PRIMARY ENDPOINT
-----  ------------------------------------------------  --------  -------------------------------------------------
 92-1  Phase II - Open Label                                15     Diurnal Hormone Profile Screening

 92-2  Phase II - Open Label                                25     Diurnal Plasma Glucose and Insulin Concentrations

 93-1  Phase II - Open Label                                10     Glucose Uptake Measured by Euglycemic Insulin
                                                                    Clamp Technique

 93-2  Phase II - Double-Blinded, Placebo-Controlled        46     Body Weight, Body Fat and Total Glycated
                                                                    Hemoglobin

 93-3  Phase II - Double-Blinded, Placebo-Controlled        17     Body Weight and Body Fat

 94-1  Phase II - Single-Blinded, Placebo-Controlled        59     Dose Response and Titration Study

 94-2  Phase II - Double-Blinded, Placebo-Controlled        99     Glycated Hemoglobin A\\1c\\ and Body Composition

 94-3  Phase II - Open Label                                12     Glucose Uptake Measured by Steady State Plasma
                                                                    Glucose Technique

 95-1  Phase III - Double-Blinded, Placebo-Controlled      247     Glycated Hemoglobin A\\1c\\

 95-2  Phase III - Double-Blinded, Placebo-Controlled      249     Glycated Hemoglobin A\\1c\\

 95-3  Phase III - Double-Blinded, Placebo-Controlled      159     Glycated Hemoglobin A\\1c\\
--------------------------------------------------------------------------------------------------------------------


     Additional Clinical Trials. Ergo has completed enrollment in a clinical trial of ERGOSET/(R)/ tablets as adjunctive therapy with insulin in subjects with Type 2 diabetes. The objective of this study is to show a reduced daily insulin requirement in Type 2 diabetic patients currently being treated with insulin and supplemented by ERGOSET/(R)/ tablets.

     In addition, the Company also plans to commence several new clinical trials in 1998. The Company plans to begin enrolling a Phase III trial in Type 2 diabetic patients who are to be placed on a 25% caloric reduction diet and given either ERGOSET/(R)/ tablets or placebo for a period of one year. A second study to examine the additive effects of ERGOSET/(R)/ tablets in combination with Metformin in Type 2 diabetic patients is being considered. A third study to assess the mechanism of action of ERGOSET/(R)/ tablets in the non-diabetic, obese patient is expected to begin in 1998.

     The Company is also studying possible second-generation product candidates in animal models for the treatment of Type 2 diabetes and obesity, including a combination of a dopamine D2 agonist such as ERGOSET/(R)/ tablets with a dopamine D1 agonist.

DEVELOPMENT OF ERGOSET/(R)/ TABLETS AND OTHER PRODUCTS FOR THE TREATMENT OF OBESITY

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

     Demographics and Market Size. Obesity is a significant health problem in the United States. According to preliminary data from the 1994 National Health and Nutrition Examination Survey, about 60 million Americans, or 45% of the adult population, are overweight and about 35 million, or 26% of the adult population, are obese. Obesity is considered a risk factor for Type 2 diabetes. Many obese Americans are Type 2 diabetics, and others are considered to be in pre-diabetic states with varying levels of insulin resistance or impaired glucose tolerance. Obesity is also considered a risk factor for cardiovascular disease, cancer, gall bladder disease and osteoarthritis. Recently, it was reported in the New England Journal of Medicine that obesity itself can affect longevity. When statisticians ruled out the effects of smoking, high-fat diets, lack of exercise and other unhealthy living habits of 115,000 nurses tracked since 1976, they found that 25% of premature deaths in this study were associated with obesity.

     ERGOSET/(R)/ Tablets for the Treatment of Obesity. Animal studies have demonstrated that the active ingredient in ERGOSET/(R)/ tablets and other neurotransmitter-modulating drugs are effective in reducing body weight and body fat in seasonal, non-seasonal, and genetically bred animal models when administered at a specific time of day. Various studies, which have been recently presented by Ergo's researchers, indicated that the seasonally insulin resistant, obese Syrian hamsters became insulin sensitive and lean in two weeks through the administration of neurotransmitter-modulating drugs at a specific time of day. In other preclinical studies with the leptin-deficient ob/ob mouse, a genetically obese and insulin resistant animal model, treatment with dopamine agonists produced significant reductions in body fat compared with control animals. In several studies presented at the 57th Scientific Sessions of the American Diabetes Association and 16th Annual International Diabetes Federation Congress, Ergo's scientists reported that the timed use of neurotransmitter-modulating drugs produced significant reductions in food intake, body fat and serum levels of glucose, lipids, free fatty acids and insulin in ob/ob mice. See "Business-- History and Science of the Company's Technology and Preclinical Research."

     Clinical Trials of ERGOSET/(R)/ Tablets for the Treatment of Obesity. In one double-blinded, placebo-controlled Phase II clinical trial (Study 93-3), 17 obese subjects were placed on a 25% caloric reduction diet and treated with either ERGOSET/(R)/ tablets or placebo in the morning for an 18-week period. Treatment with ERGOSET/(R)/ tablets resulted in a statistically significant reduction in percentage of body fat compared to placebo. This trial suggests that ERGOSET/(R)/ tablets treatment may selectively reduce body fat in obese subjects. The Company began enrolling subjects in a new Phase II clinical trial of ERGOSET/(R)/ tablets to treat obese subjects in June 1997. This study is being conducted in approximately 15 clinical sites across the United States in approximately 400 clinically obese subjects.

DEVELOPMENT OF ERGOSET/(R)/ TABLETS FOR THE TREATMENT OF CANCER

     Cancer. Ergo is researching the application of ERGOSET/(R)/ tablets and its neurotransmitter-modulating technology to treat breast cancer and other cancers. Preclinical studies conducted by Ergo suggest that temporal neuroendocrine regulation may play an important role in the body's regulation of immune function and its ability to fight cancer. In a presentation at the Ninth International Congress of Immunology in 1995, Ergo's scientists demonstrated that the alteration of daily neuroendocrine patterns through the timed administration of neurotransmitter-modulating drugs can stimulate the immune system and limit the growth of tumors in mice. In addition to treating cancer, Ergo believes this approach may be useful in treating other immune system disorders such as Lupus.

     Clinical Trials of ERGOSET/(R)/ Tablets for the Treatment of Breast Cancer. In late 1995, Ergo began a small, open-label Phase II clinical trial of ERGOSET/(R)/ tablets with another neurotransmitter-modulating drug in approximately 30 subjects with metastatic breast cancer. The study was conducted to evaluate the long-term safety and efficacy of timed, orally administered ERGOSET/(R)/ tablets and a serotonin agonist in improving the health status of women diagnosed with metastatic breast cancer. The study has been completed and the results are currently being analyzed.

DEVELOPMENT OF PHOTODYNAMIC THERAPY (PDT) FOR THE TREATMENT OF CANCER

     Ergo is studying the use of unique photoactive dyes in PDT for cancers. Preclinical studies suggest that these dyes, which are preferentially sequestered within tumor cells, become toxic and result in site-specific, localized destruction of tumor tissue only when irradiated with the proper wavelength light supplied by a laser. Many cancers that have a poor prognosis and are difficult to treat may respond to this new approach. PDT may be useful in treating numerous solid cancers such as breast, bladder, brain, spine, pancreas and prostate cancer.

     Ergo has licensed from The Rowland Institute for Science rights to patents covering the composition and methods of using certain unique photoactive dyes. Ergo believes its photosensitive dyes may offer advantages over dyes being studied by other companies. Ergo's position is based on preclinical studies which indicate that Ergo's dyes are not immunosuppressive, sequester preferentially in the tumor and not in surrounding tissue or blood vessels, are activated by relatively low-intensity light and exit the body relatively quickly. The Company is in the process of identifying a lead photosensitizer dye for clinical study in its PDT program and is currently performing preclinical research to select a light source and identify a suitable target site.

COMMERCIALIZATION

     Marketing. On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET/(R)/ tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock.

     Under the Joint Collaboration Agreement with Johnson & Johnson, Ergo is the lead party in developing ERGOSET/(R)/ tablets for the treatment of Type 2 diabetes, in seeking U.S. marketing clearance for ERGOSET/(R)/ tablets for Type 2 diabetes and in developing ERGOSET/(R)/ tablets for the treatment of obesity through Phase IIA clinical trials. The Robert Wood Johnson Pharmaceutical Research Institute ("PRI"), a unit of Johnson & Johnson, will be the lead party for seeking market clearance for ERGOSET/(R)/ tablets outside of the U.S. and will be the lead party in developing ERGOSET/(R)/ tablets for the treatment of obesity beyond Phase IIA clinical trials. Ortho-McNeil Pharmaceutical Corporation, a unit of Johnson & Johnson, will be responsible for marketing ERGOSET/(R)/ tablets, subject to regulatory clearance, in the United States. Other Johnson & Johnson units will be responsible for marketing outside of the United States, subject to regulatory clearances in such countries. In the United States, the parties share equally in the development and commercialization costs and any resulting profits and losses with respect to ERGOSET/(R)/ tablets. Outside the United States, Johnson & Johnson is responsible for development and commercialization activities and costs and Ergo will receive a royalty on net trade sales of ERGOSET/(R)/ tablets in such countries. If the NDA for ERGOSET/(R)/ tablets is approved by the FDA, Johnson & Johnson will make an additional milestone payment to the Company of $20 million subject to offsets if additional development activities are required by the FDA in order to obtain such approval. In addition, Johnson & Johnson has committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives subject to the terms of the Joint Collaboration Agreement.

     In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Johnson & Johnson Development Coporation on February 23, 1998. In accordance with the terms of the Stock Purchase Agreement, Johnson & Johnson Development Corporation has purchased 602,155 shares of the Company's common stock. Johnson & Johnson Development Coporation's estimated common stock ownership represents approximately 4% of the Company's common shares outstanding at March 20, 1998.

     During the term of the Joint Collaboration Agreement, Ergo may continue to independently develop compounds, but may only commercialize compounds which act through an NRT mechanism for the treatment of diabetes and obesity through the joint collaboration. Ergo is also restricted from independently commercializing compounds being developed within the collaboration for other indications outside the collaboration, except that bromocriptine may be commercialized for other indications by Ergo, alone or with a contract sales force, if Johnson & Johnson elects not to participate in such commercialization through the collaboration. During the course of development of compounds which act through an NRT mechanism to treat diabetes or obesity or collaboration compounds for any indications, Ergo is required to periodically present its current data to a joint project team comprised of members of both Ergo and Johnson & Johnson. The joint project team will then decide whether such compound shall be jointly developed and/or commercialized for the suggested indication under the joint collaboration. Ergo is entitled to develop and commercialize compounds which act through an NRT mechanism alone or with a third party for indications other than diabetes and obesity so long as such compounds are not collaboration compounds and are not developed or commercialized for diabetes or obesity. Ergo also has some restrictions on its ability to independently commercialize compounds which act through an NRT mechanism for the treatment of lipid disorders.

     Ergo is dependent on the future payments from Johnson & Johnson to continue the development and commercialization of ERGOSET/(R)/ tablets. Johnson & Johnson may terminate the Joint Collaboration Agreement at any time subject to payment of penalties under certain conditions. Without Johnson & Johnson's continued collaborative support, the Company might not be able to continue the ERGOSET/(R)/ tablets development program, and the Company's financial condition would be materially adversely affected.

     Manufacturing. Ergo does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the finished pharmaceutical dosage forms for its product candidates. Instead, it plans to establish contracts for the supply of its pharmaceuticals. In 1995, the Company entered into a supply agreement ("Geneva

Agreement") to buy ERGOSET/(R)/ tablets from Geneva Pharmaceuticals, Inc., and Geneva agreed to supply all of the Company's requirements for the final dosage form(s) of ERGOSET/(R)/ tablets for the treatment of Type 2 diabetes and obesity. In October 1997, the Company and Geneva amended and restated the Geneva Agreement. Under the amended Geneva Agreement, the Company agreed to purchase its worldwide supply of ERGOSET/(R)/ tablets from Geneva on a "cost-plus" basis. The Company also shortened the term of the agreement, agreed to issue Geneva shares of Ergo common stock and agreed to make additional payments to Geneva upon the occurrence of certain regulatory events and for performance of the agreement for a specified period. In February 1998, the Company assigned its rights and obligations, other than certain specified existing obligations, under the Geneva Agreement to Johnson & Johnson under the terms of the Joint Collaboration Agreement. See "Business--Commercialization, Marketing."

     If Geneva does not perform its obligations under the Geneva Agreement or Geneva is not approved by the FDA to manufacture ERGOSET/(R)/ tablets, the Company or Johnson & Johnson may not be able to obtain supplies of ERGOSET/(R)/ tablets. Even if the Company or Johnson & Johnson is able to obtain ERGOSET/(R)/ tablets from other suppliers, it may not be on the terms or in the quantities that would be acceptable to the Company. The active ingredient in ERGOSET/(R)/ tablets is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company and Johnson & Johnson may encounter significant delays if it must obtain supplies of active ingredient or finished tablets from suppliers other than its current suppliers. See "Risk Factors-- Manufacturing Uncertainties; Reliance on Third-Party Suppliers."

HISTORY AND SCIENCE OF THE COMPANY'S TECHNOLOGY AND PRECLINICAL RESEARCH

     Ergo's founding scientists, Anthony H. Cincotta, Ph.D., formerly of Massachusetts General Hospital and Harvard Medical School, and Albert H. Meier, Ph.D., formerly of Louisiana State University, have conducted extensive research over the last 30 years into the way changes in the daily patterns of neuroendocrine activity regulate changes in glucose and lipid metabolism observed in seasonal and non-seasonal animals as well as in the ob/ob mouse, a genetically insulin resistant and obese animal model. Ergo has expanded on this research to focus on how changes in daily patterns of neuroendocrine activities may improve disease conditions in humans.

     Overview of Temporal Neuroendocrine Regulation of Metabolism. Many animal species become insulin resistant and obese during one season of the year and insulin sensitive and lean during other seasons. These seasonal increases in lipid production and storage provide an energy source to the animal to endure times of low food availability, provide energy for migration and hibernation and provide insulation during the winter. Thus, many species of animals have developed this ability to become seasonally insulin resistant and obese in order to survive adverse environmental conditions. Researchers have observed that animals in a seasonally insulin resistant and obese condition display a metabolic profile that is similar to the metabolic profile of insulin resistant and obese humans who have Type 2 diabetes and its related metabolic disorders.

     Ergo's scientists have demonstrated that the seasonally insulin resistant and obese condition in animals is associated with seasonal changes in the daily pattern of neuroendocrine activity. The neuroendocrine system--a complex physiological system that includes the brain, peripheral nervous system and hormones--is one of the mechanisms that regulates and coordinates many functions of the body. Neurotransmitters in the hypothalamic area of the brain, such as dopamine, serotonin and noradrenaline, are involved in regulating the production of hormones by the pituitary and other endocrine glands, which in turn help regulate various cellular activities such as the liver's production of lipids.

     Moreover, the Company's scientists have demonstrated that the timed administration of certain pharmaceuticals in seasonal animals can alter neurotransmitter activity, which affects daily hormone patterns to produce the desired seasonal metabolic conditions out of season. When neurotransmitter-modulating drugs were administered to a seasonally obese, insulin resistant animal at specific times designed to shift its neuroendocrine patterns to mimic those of a seasonally lean, insulin sensitive animal, the animal's metabolism shifted to a lean, insulin sensitive state regardless of the actual season of the year. In recent studies, Ergo's researchers measured levels of neurotransmitter metabolites in the ventral medial hypothalamus ("VMH") of obese, insulin resistant Syrian hamsters. The studies indicated that the administration of neurotransmitter-modulating drugs at a specific time of day to obese, insulin resistant Syrian hamsters caused the hamsters to become lean and insulin sensitive in two weeks and also reduced the levels of neurotransmitter metabolites in the VMH.

     Ergo's scientists have also demonstrated that the timed administration of certain pharmaceuticals in non-seasonal animals with insulin resistance and obesity can alter the animal's daily neuroendocrine pattern and produce a leaner, more insulin sensitive animal. In preclinical studies with the leptin-deficient ob/ob mouse, a genetically obese and insulin resistant animal model, Ergo's scientists achieved significant reductions in body fat compared with control animals through the timed administration of neurotransmitter-modulating drugs without injecting leptin. In over 20 studies presented at major scientific meetings in 1996 and 1997, Ergo scientists have demonstrated that central neuroendocrine-modulating drugs from the class of dopamine agonists, when given to obese, diabetic animals, produced a significant reduction in food intake and a decrease in body fat with no significant decrease in lean body (muscle) mass compared with control animals. The treatment also improved glycemic control, reducing glucose and insulin and improving beta-cell function.

     In another study, Ergo's scientists found that the administration of a dopamine agonist and a serotonin agonist at specific but different times of day produced a significant (approximately 30%) reduction in food intake and reduced body fat 30% to 75% and body weight gain 40% to 60% in the treated ob/ob mouse compared with control animals. In that study, lean body mass increased 5% to 17%, indicating that the two-drug treatment reduced weight by selectively reducing body fat. The Company believes the selective reduction in body fat and preservation of lean body mass has significant implications for the treatment of obesity in humans because improvement in the lean-to-fat body mass ratio may reduce cardiovascular risk associated with chronic obesity.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     Ergo's ability to commercialize profitably any product candidates will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing upon the proprietary rights of third parties. The Company has rights to more than 50 issued or pending United States patents and patent applications and their respective counterparts filed in other countries. LSU has licensed its interest in more than 40 patents and patent applications exclusively to the Company. See "Business-- LSU Agreement." The Company is a co-owner of certain of those U.S. patent applications and U.S. patents. The Company's patent portfolio for its current product candidates is based on the timed administration of neurotransmitter-modulating drugs to address abnormalities of the neuroendocrine system. The Company was also issued a patent in the United States relating to a fast-release formulation of ERGOSET/(R)/ tablets. The Company has also entered into a license agreement with Massachusetts General Hospital for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. See "Business-- MGH Agreement". The Company licenses its patent rights in PDT technology from The Rowland Institute for Science. The Company's rights in certain patent applications, primarily several of the applications relating to PDT, are not exclusive, but the Company is negotiating with the co-owner of those rights for an exclusive license. See "Risk Factors-- Uncertainty of Protection for Patents and Proprietary Technology."

LSU AGREEMENT

     The Company's rights to ERGOSET/(R)/ tablets and its other technologies derive primarily from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. Under an agreement originally signed in 1990 (as amended, the "LSU Agreement"), LSU granted to Ergo an exclusive license to its rights under certain patents and patent applications. The Company, in February 1998, exclusively sublicensed some of its rights under the LSU Agreement to Johnson & Johnson pursuant to the terms of the Joint Collaboration Agreement. See "Business-- Commercialization, Marketing." The LSU Agreement will terminate upon expiration of all licensed patents thereunder unless terminated earlier by LSU or the Company in accordance with terms of the LSU Agreement. In the LSU Agreement, the Company agreed to commercialize ERGOSET/(R)/ tablets in all countries where commercialization is reasonably justified economically. The Company is responsible for prosecuting and maintaining the patents and patent applications licensed from LSU and for obtaining governmental approval of any product, process or method covered thereby in those countries (for example, FDA approval in the United States). The Company's policy is to file foreign counterparts to its licensed patents application in countries with significant pharmaceutical markets where such protection is obtainable. The Company has a right of first negotiation for new technologies that LSU develops relating to the licensed technologies. There can be no assurance that the Company will successfully obtain rights to any such new technologies. The LSU Agreement requires the Company to make specified fixed payments to LSU and pay LSU royalties at varying rates on its product sales covered by the licensed patents. The LSU Agreement also requires the Company to maintain customary general liability insurance and customary product liability insurance for all countries in which it sells products licensed under the LSU Agreement. LSU may terminate the LSU Agreement if Ergo breaches the LSU Agreement and fails to cure the breach within 45 days (for breach of payment obligations) or 90 days (for other breaches) after notice of the breach from LSU. If the LSU Agreement is terminated for any reason, the Company would no longer possess the rights necessary to commercialize

ERGOSET/(R)/ tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs. This would have a material, adverse effect on the Company, including the termination of the Johnson & Johnson joint collaboration. See "Risk Factors-- Uncertainty of Protection for Patents and Proprietary Technology."

MGH AGREEMENT

     The Company entered into an exclusive license agreement with Massachusetts General Hospital (the "MGH Agreement") for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer using the timed administration of certain neurotransmitter modulators. The MGH Agreement requires the Company to pay Massachusetts General Hospital a royalty on product sales and to make specified payments upon the completion of certain milestones. The agreement also sets forth a development schedule for products covered by the licensed patents which requires the Company to commence and complete certain clinical trials within specified time periods. The MGH Agreement requires the Company to maintain insurance and prosecute the licensed patents. Massachusetts General Hospital may terminate the MGH Agreement if the Company breaches its terms and fails to cure the breach within 60 days. If the MGH Agreement is terminated, the Company's rights in many of its patent applications covering the treatment of immune disorders and cancer would become non-exclusive.

COMPETITION

     ERGOSET/(R)/ tablets, if approved, will compete against existing therapies for Type 2 diabetes, such as insulin and oral anti-diabetic agents. In the recent past, the FDA has approved four drugs for the treatment of Type 2 diabetes that have methods of action that are different from sulfonylureas and are intended to address the hyperglycemia associated with diabetes.

     Metformin, under the tradename Glucophage/(R)/, was approved in March 1995 and is sold by Bristol-Myers Squibb Company. Metformin has been used as an adjunct to oral hypoglycemic agents and in monotherapy to improve glycemic control in diabetic subjects without increasing serum insulin levels. It is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect. Metformin has rapidly gained market acceptance. The patent for this product is expected to expire in 2001.

     Precose, approved for monotherapy and adjunctive therapy by the FDA in September 1995, is sold in the United States by Bayer Corporation under the tradename Acarbose/(R)/ and sold in Europe under the tradename Glucobay/TM/. Acarbose /(R)/ is an alpha-glucosidase inhibitor which works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Acarbose /(R)/ reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects.

    In January 1997, the FDA approved Troglitazone, sold by Warner Lambert Company under the tradename Rezulin/(R)/, for use in treating diabetics who are taking insulin. In August 1997, the FDA approved Troglitazone for use as monotherapy or combination therapy for Type 2 diabetes. The product is believed to work in part by increasing the body's sensitivity to insulin. In December 1997, Warner Lambert initiated a change in prescribing information for Rezulin/(R)/. This came in response to reports of liver dysfunction potentially associated with the drug.

     Repaglinide (trade name Prandin/TM/) was approved by the FDA for monotherapy and adjunctive therapy for patients taking sulfonylureas in December 1997 and will be sold jointly by Novo Nordisk and Schering-Plough Corporation. Repaglinide is an oral medication containing a benzoic acid derivative taken with meals and is believed to act via calcium channels to stimulate insulin secretion. The launch of Repaglinide in the U.S. is currently planned for 1998.

     The active ingredient in ERGOSET/(R)/ tablets has been approved by FDA for indications other than Type 2 diabetes. Physicians may choose to prescribe other drugs containing this active ingredient for off-label use to try to achieve the same effects as ERGOSET/(R)/ tablets. Substitution of other forms of the active ingredient may have a material adverse effect on the market for ERGOSET/(R)/ tablets. This risk could be increased if current regulations prohibiting off-label marketing are changed. See "Business-- Patents, Proprietary Rights and Licenses" and "Business-- Government Regulation." There can be no assurance that the Company's product candidates, if commercialized, will be accepted and prescribed by healthcare professionals.

     Ergo competes with biotechnology and established pharmaceutical companies in all of its product development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements with commercial entities for product development and marketing. Products resulting from these activities may compete directly with any that the Company develops. These companies and institutions also compete with the Company in recruiting and retaining highly-qualified scientific personnel. Many competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing and human resources, than the Company.

     Many other entities, including large pharmaceutical companies and institutions, are developing therapeutic products that may compete with Ergo's product candidates in the treatment of Type 2 diabetes, obesity and cancer. Several different approaches to treating Type 2 diabetes are being tested in United States clinical trials, including new oral hypoglycemic agents that stimulate insulin production and new medicines that stimulate glucose uptake in peripheral tissues. Other drugs are being developed that may limit or delay the damage that diabetes causes to organs such as the eyes and kidneys.

     Competition for treatments for Type 2 diabetes is very intense. The Company expects that competition among products approved for sale will be based on, among other factors, product safety, efficacy, tolerability, ease of use, effect on co-morbid conditions, availability, price, marketing and distribution. Even if ERGOSET/(R)/ tablets are approved by FDA for sale as a new treatment for Type 2 diabetes, there can be no assurance that it will be able to compete successfully against other products. See "Business-- Development of ERGOSET/(R)/ Tablets and Other Products for Diabetes-- Clinical Trials of ERGOSET/(R)/ Tablets for Type 2 Diabetes ", and "Risk Factors-- Uncertainties Related to Regulatory Approval of ERGOSET/(R)/ tablets for Type 2 Diabetes."

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

     Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies, to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to FDA as part of an IND and are reviewed by FDA before the commencement of human clinical trials. Unless FDA objects to an IND, the IND will become effective 30 days following its receipt by FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection means that FDA will ultimately approve an NDA.

     Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to FDA as a part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, which will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trials.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap, as is the case with ERGOSET/(R)/ tablets trials. Phase I clinical trials involve the initial introduction of the drug into healthy human subjects. In Phase I clinical trials, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II clinical trials are conducted in a limited subject population to gather evidence about the efficacy of the drug for specific, targeted indications to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded subject population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or FDA may suspend clinical trials at any time.

    The Company designed the protocols for its Phase III clinical trials of ERGOSET/(R)/ tablets for Type 2 diabetes based on its analysis of its research, including various parts of its Phase II clinical trials. Although copies of its Phase III clinical trial protocols were submitted to FDA, there can be no assurance that FDA will not disagree with the design of the Phase III clinical trial protocols. In addition, FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites including case report forms and record keeping procedures and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practice. FDA also seeks to determine whether there was bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the Phase III clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the Phase III clinical trial protocols will be acceptable to FDA.

    The results of preclinical studies and clinical trials, if believed to be successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. The testing and approval process require substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. FDA may deny an NDA if it believes that applicable regulatory criteria are not satisfied. FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications for which FDA believes there is adequate supporting data. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization. See "Risk Factors-- Government Regulation."

     Even if regulatory approvals for the Company's product candidates are obtained, the Company, its products and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with FDA. Domestic manufacturing establishments are subject to biennial inspections by FDA and must comply with FDA's current Good Manufacturing Practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with FDA's Good Manufacturing Practices and are subject to periodic inspection by FDA or by regulatory authorities in those countries under reciprocal agreements with FDA. In complying with Good Manufacturing Standards, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "Business-- Commercialization, Manufacturing." FDA stringently applies regulatory standards for manufacturing. Discovery of problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

     Before Ergo's drug products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of the Company's product candidates, no assurance can be given that it will approve satisfactory prices for the products.

     The active ingredient in ERGOSET/(R)/ tablets has been approved by FDA for use in humans for approximately 20 years for several indications, including treating Parkinson's disease, acromegaly and hyperprolactinemic Conditions. One company marketing bromocriptine in the United States agreed voluntarily to remove the indication of suppressing lactation in postpartum females after FDA initiated action to withdraw the drug's approval for this indication. FDA had noted that the benefit of using the drug for this indication was marginal and did not outweigh the risks in this particular subject population including hypertension, seizures and cerebrovascular incidents. FDA has not taken action with respect to the other approved indications, and bromocriptine remains on the market for the treatment of Parkinson's disease, acromegaly, and hyperprolactinemic Conditions. The Company's clinical trials exclude postpartum females, and the data from the Company's completed Phase II and Phase III clinical trials lead the Company to believe that ERGOSET/(R)/ tablets does not present the same health risks to its proposed subject population.

     Ergo's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company will include an environmental assessment in the NDA in accordance with FDA regulations. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

HUMAN RESOURCES

     As of March 20, 1998, the Company had 66 full-time employees, including 13 persons with Ph.D. degrees. Forty seven of Ergo's employees are engaged in research and development activities. None of the Company's employees is covered by a collective bargaining agreement.

RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, prospective investors should consider the following factors in evaluating the Company and its business before purchasing any of the common stock of the Company.

UNCERTAINTIES RELATED TO REGULATORY APPROVAL OF ERGOSET/(R)/ TABLETS FOR TYPE 2 DIABETES

     In 1996, the Company announced the statistical analyses of its three Phase III clinical trials of ERGOSET/(R)/ tablets as adjunctive and monotherapy in obese subjects suffering from Type 2 diabetes. The Company filed an NDA with FDA for ERGOSET/(R)/ tablets to treat Type 2 diabetes in August 1997. The filing was subsequently accepted by the FDA in October 1997. In order for a drug such as ERGOSET/(R)/ tablets to be approved for commercial sale, FDA and other authorities require that the safety and efficacy of the drug be established by at least two adequate and well-controlled clinical trials. The Company has limited experience in filing and pursuing applications necessary to gain regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations that could delay, limit or prevent FDA regulatory approval. There can be no assurance that FDA and other regulatory authorities will agree with the Company's assessment of the results. Such approval may be influenced by the views of such regulatory authorities regarding the magnitude of the reduction of HBA/IC/ and other risk factors for cardiovascular disease by ERGOSE/R/ tablets and the design of the Company's clinical trials.If FDA or its advisory panel of experts disagrees with the Company's analysis of the results of the Phase III clinical trials or believes that the results do not establish that ERGOSET/(R)/ tablets are safe and effective in the treatment of Type 2 diabetes, the Company will not receive the approval necessary to market ERGOSET/(R)/ tablets, which would have a material adverse effect on the Company. In that case, the Company may have to conduct additional Phase III clinical trials in an effort to demonstrate the safety and efficacy of ERGOSET/(R)/ tablets, which also may not be acceptable to the FDA. There can be no assurance that the results of any of the Company's Phase III clinical trials will be satisfactory, that additional clinical trials would not be required as a result of current or future FDA requirements, that ERGOSET/(R)/ tablets will obtain regulatory approval for commercialization, or that any regulatory approval obtained will not contain material limitations on the indicated uses for which ERGOSET/(R)/ tablets may be marketed. See "Business-- Government Regulation." Without regulatory approval, the Company would not be able to commercialize ERGOSET/(R)/ tablets, which would have a material adverse effect on the Company. See "Business--Development of ERGOSET/(R)/ Tablets and Other Products for Diabetes-- Clinical Trials of ERGOSET/(R)/ Tablets for Type 2 Diabetes."

RELIANCE ON JOHNSON & JOHNSON

     The Company is dependent on future payments from Johnson & Johnson to continue the development and commercialization of ERGOSET/(R)/ tablets. Under the Joint Collaboration Agreement between Johnson & Johnson and the Company, Johnson & Johnson has primary responsibility for commercializing ERGOSET/(R)/ tablets. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or be successful in gaining market acceptance for ERGOSET/(R)/ tablets or that Johnson & Johnson will devote sufficient resources to the commercialization of ERGOSET/(R)/ tablets. If Johnson & Johnson desires to discontinue the collaboration, it has the right to terminate the collaboration at any time subject to the possibility of paying penalties in certain circumstances. In addition, Johnson & Johnson has the right to terminate the Joint Collaboration Agreement at any time based on material safety or tolerability issues. Johnson & Johnson may also elect not to jointly develop or commercialize other second-generation compounds for the treatment of diabetes or obesity or existing collaboration compounds for additional indications, in which case the Company would not be able to independently commercialize such compound for those indications during the term of the Joint Collaboration Agreement. If Johnson & Johnson were to discontinue its financial support, the Company might not be able to continue the development and commercialization of ERGOSET/(R)/ tablets, and the Company's financial condition would be materially adversely affected. If adequate funds were not available from other sources, the Company would be required to implement a restructuring plan and to delay, scale-back or eliminate one or more of its research or development programs. See "Business-- Commercialization, Marketing."

UNCERTAINTIES RELATED TO THE PAYMENT OF DEVELOPMENT, MARKETING AND COMMERCIALIZATION COSTS UNDER THE JOINT COLLABORATION AGREEMENT WITH JOHNSON & JOHNSON

     Under the Joint Collaboration Agreement with Johnson & Johnson, the Company is responsible for paying half of the development, marketing and commercialization costs, including launch costs, for ERGOSET/(R)/ tablets as well as any other collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. See "Business-- Commercialization, Marketing" and "Risk Factors-- Future Capital Needs; Uncertainty of Additional Funding." As many of these costs are speculative and will likely be substantial, there can be no assurance that the Company will be able to pay its share of these costs. Should the Company not be able to pay its share of these costs, Johnson & Johnson would have the option to convert the profit/loss sharing arrangement in the United States for the relevant product to a royalty arrangement or maintain the profit/loss sharing arrangement and recover such costs and specified interest-based penalties out of Ergo's share of future operating profits or milestone payments for such product.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from issuances of equity securities. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates and to fund its 50% share of commercialization and launch costs if regulatory clearance is obtained. See "Risk Factors-- Uncertainties Related to the Payment of Development, Marketing and Commercialization Costs under the Joint Collaboration Agreement with Johnson & Johnson." The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's product candidates; the Company's ability to obtain regulatory approvals; the success of Johnson & Johnson in its sales and marketing efforts for ERGOSET/(R)/ tablets and/or other products including Johnson & Johnson's ability to realize projected revenues and costs; costs in filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that regulatory clearance for ERGOSET/(R)/ tablets can be obtained at projected costs. To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of ongoing or future clinical trials are not favorable or if regulatory approval for any of the Company's product candidates is not obtained or is limited. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or, if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or product candidates. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

MANUFACTURING UNCERTAINTIES; RELIANCE ON THIRD-PARTY SUPPLIERS

     The Company does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the pharmaceutical dosage forms for its product candidates. In October 1997, the Company amended and restated its 1995 United States supply agreement with Geneva Pharmaceuticals, Inc. ("Geneva") for the finished dosage forms of ERGOSET/(R)/ tablets. In February 1998, the Company assigned its rights and obligations under the Geneva Agreement to Johnson & Johnson. If Geneva does not perform its obligations under this agreement or if the agreement is terminated, the Company and Johnson & Johnson may not be able to obtain supplies of ERGOSET/(R)/ tablets. Even if the Company or Johnson & Johnson are able to obtain ERGOSET/(R)/ tablets from other suppliers, it may not be on the terms or in the quantities acceptable to the Company. Like Geneva, other suppliers would need to meet FDA manufacturing requirements, and there can be no assurance that they would receive FDA approval. The active ingredient in ERGOSET/(R)/ tablets, bromocriptine, is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company will encounter significant delays if it must obtain supplies of active ingredient or finished tablets from other sources or otherwise experiences interruptions in its supplies. See "Business-- Commercialization, Manufacturing." If the Company is unable to obtain adequate supplies on favorable terms, its business would be materially adversely affected. This activity is subject to FDA requirements, including demonstration of satisfactory in vitro dissolution, bioavailability, bioequivalence, and manufacturability. There can be no assurance of the outcome of these activities or the times in which they may be completed, if at all.

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON COLLABORATORS

     The Company has limited experience in sales, marketing and distribution. The market for products for Type 2 diabetes is large. To market a new product for Type 2 diabetes to primary care and general practice physicians requires significant resources. It is unlikely that the Company would develop such capacity on its own. In February 1998, the Company entered into a Joint Collaboration Agreement with Johnson & Johnson for the marketing and distribution of ERGOSET/(R)/ tablets, as well as other potential collaboration compounds, for the treatment of metabolic diseases, including Type 2 diabetes and obesity. See "Business-- Commercialization, Marketing". While the Company believes that its current and potential future collaborators will have an economic incentive to succeed in performing their obligations under such arrangements, the amount and timing of funds and other resources to be devoted under such arrangements will be controlled by the other parties and will be subject to financial and other difficulties that may befall the other parties. There can be no assurance that Johnson & Johnson, or any other third party, will market the Company's products successfully. If Johnson & Johnson does not market a product successfully or if Johnson & Johnson terminates the Joint Collaboration Agreement, the Company's business would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities, that it will be able to enter into and/or keep in effect a collaborative marketing agreement, or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to enter into and/or keep in effect marketing arrangements with third parties would have a material adverse effect on the Company.

COMPETITION AND TECHNOLOGICAL CHANGE

     The Company is engaged in pharmaceutical product development characterized by extensive research efforts and rapid technological progress. Although the Company is not aware of any other company attempting to treat Type 2 diabetes, obesity or other metabolic diseases by altering daily neuroendocrine patterns on a timed basis, many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than the Company's are developing products that directly compete with the Company's products. Those entities may succeed in developing products that are safer, more effective or less costly than the Company's product candidates. Many drugs are commercially available for the treatment of Type 2 diabetes, including five drugs (Acarbose/(R)/, Glucophage/(R)/, Amaryl/(R)/, Rezulin/(R)/ and Prandin/TM/), that have recently been approved by FDA. Glucophage/(R)/ and Rezulin/(R)/ have rapidly gained market acceptance as therapies for Type 2 diabetes. There can be no assurance that ERGOSET/(R)/ tablets will be able to compete successfully with any of these or other products if ERGOSET/(R)/ tablets receive regulatory clearance. In addition, promotional activities for ERGOSET/(R)/ tablets will be limited to the claims on the product label approved by FDA. Other companies may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts and other factors. See "Business-- Competition."

     The active ingredient in ERGOSET/(R)/ tablets is approved by FDA for indications other than Type 2 diabetes. Physicians may choose to prescribe other drugs containing this active ingredient for off-label use to try to achieve the same effects as ERGOSET/(R)/ tablets. Substitution of other forms of the active ingredient may have a material adverse effect on the market for ERGOSET/(R)/ tablets. See "Business-- Patents, Proprietary Rights and Licenses" and "Business --Government Regulation." There can be no assurance that the Company's product candidates, if commercialized, will be accepted and prescribed by healthcare professionals. See "Business-- Competition."

UNCERTAINTIES RELATED TO PRODUCT DEVELOPMENT AND MARKETABILITY

     The Company has not yet completed the development of any products and, accordingly, has not begun to generate revenues from the commercialization of products. ERGOSET/(R)/ tablets were studied in three Phase III clinical trials as therapy in obese, Type 2 diabetics. ERGOSET/(R)/ tablets as treatment for obesity or other indications and the Company's other product candidates are at earlier stages of development. There can be no assurance that the Company will successfully develop and market its product candidates, which would have a material adverse effect on the Company.

     The results of preclinical studies and initial clinical trials of the Company's product candidates are not necessarily predictive of the results from large-scale clinical trials. The Company must demonstrate through preclinical studies and clinical trials that its product candidates are safe and effective for use in each target indication before the Company can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming. The speed with which the Company is able to enroll subjects in clinical trials is an important factor in determining how quickly clinical trials may be completed. Many factors affect subject enrollment, including the size of the subject population, the proximity of subjects to clinical sites and the eligibility criteria for the study. Delays in subject enrollment may result in increased costs, trial delays or both, which could have a material adverse effect on the Company. Even if the Company establishes the safety and efficacy of its product candidates and obtains FDA and other regulatory approvals for its product candidates, physicians may not prescribe the approved product. Also, there can be no assurance that the Company's product candidates will be accepted by physicians as producing clinically significant benefits.

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

EARLY STAGE OF DEVELOPMENT; HISTORY OF OPERATING LOSSES; ANTICIPATION OF FUTURE LOSSES

     The Company is in a development stage. It has generated no revenues from product sales, and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA. The Company has been unprofitable since its inception, and as of December 31, 1997, the Company's accumulated deficit was $77,603,828. To date, the Company has dedicated most of its financial resources to ERGOSET/(R)/ tablets research and development, general and administrative expenses and the prosecution of patents and patent applications. The Company expects to incur significant and increasing expenses relating to the launch of ERGOSET/(R)/ tablets, if marketing clearance is granted, and to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company's ability to achieve profitability will depend, among other things, on regulatory clearance for ERGOSET/(R)/ tablets and the successful launch and commercialization of ERGOSET/(R)/ tablets by Johnson & Johnson. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business."

GOVERNMENT REGULATION

     The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, if approved, are subject to extensive regulation by FDA and foreign regulatory authorities. To market product candidates currently under development, the Company must undergo an extensive regulatory approval process. The regulatory process takes many years and requires the expenditure of substantial resources. Although protocols for clinical trials are submitted to FDA prior to commencement of the trials, there can be no assurance that FDA will accept the clinical trials as adequate or well-controlled or accept the results of those trials. In addition, delays or rejections may result from changes in FDA policies about drug approval during the period of product development, from FDA review of NDAs, and from other causes. Similar delays may also be encountered in foreign countries. There can be no assurance that regulatory review will be conducted in a timely manner or that regulatory approval will be obtained for any drugs developed by the Company, including ERGOSET/(R)/ tablets. Moreover, if regulatory approval of a drug is granted, the approval may entail limitations on the indicated uses for which it may be marketed. Further, even if regulatory approval is obtained, a company's marketed drug, its bulk chemical supplier, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of problems with a product, supplier, manufacturer or facility may result in restrictions on the product, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be enacted or adopted that could prevent or delay regulatory approval of the Company's product candidates.

     The Company's business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. There can be no assurance that statutes or regulations applicable to the Company's business will not be adopted that impose substantial additional costs or otherwise materially adversely affect the Company's operations. See "Business-- Government Regulation."

NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

     The Company's or its marketing partner's ability to commercialize its product candidates successfully, if FDA approval is obtained, will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging pricing of pharmaceutical products. In addition, the trend toward managed healthcare in the United States, the growth of organizations such as HMOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reducing demand for the Company's product candidates. Such cost containment measures and healthcare reform could affect the Company's or its marketing partner's ability to sell its product candidates and may have a material adverse effect on the Company.

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

UNCERTAINTY OF PROTECTION FOR PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's ability to commercialize any product candidates will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing upon the proprietary rights of third parties. In addition, the Company's patent portfolio for its current product candidates is based on the timed administration of neurotransmitter-modulating drugs to address abnormalities of the neuroendocrine system. If similar benefits could be achieved by using such drugs without timed administration, the Company's patents and proprietary technology would not prevent that use, and the use would likely have a material adverse effect on the Company. There can be no assurance that the patent applications licensed to or owned by the Company will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable or that any patents will provide meaningful protection to the Company. If the Company is unable to obtain and maintain a proprietary position with respect to its product candidates it would have a material adverse effect on the Company.

     In general, the United States patents and patent applications owned by or licensed to the Company are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. The U.S. patents for bromocriptine, the active ingredient in ERGOSET/(R)/ tablets, have expired, and composition-of-matter protection is not available for the active ingredient. Bromocriptine is currently sold in the United States and other markets for several uses other than the treatment of Type 2 diabetes or obesity. Even in jurisdictions where the timed use of bromocriptine for Type 2 diabetes may be covered by the claims of a use patent licensed to the Company, off-label sales might occur, especially if another company markets bromocriptine at a price that is less than the price of ERGOSET/(R)/ tablets, thereby potentially reducing the sales of ERGOSET/(R)/ tablets. See "Business-- Competition" and "Business-- Government Regulation."

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

     There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may have to seek a license, defend an infringement action or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. There can be no assurance that the Company has identified United States and foreign patents that pose a risk of infringement.

     The Company conducted a small study of two drugs in the treatment of breast cancer. The Company is aware of two issued patents, owned by a third party, some of the claims of which relate to one of the drugs being tested in the breast cancer study. The Company believes that the relevant claims are either invalid or not infringed by the Company's product candidate and method of treatment. If it is determined that any of such relevant claims are infringed by the Company's product candidate and not invalid, the Company may have to seek a license, defend an infringement action or challenge the validity of such patents in court. There can be no assurance that a license will be available to the Company, that the terms and conditions of any such license would be acceptable to the Company or that the Company will prevail in any patent litigation. If the Company does not obtain a license, is found liable for infringement or is not able to have the relevant claims declared invalid, then the Company may be liable for significant money damages, may encounter significant delays, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

     Ergo also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company. See "Business-- Patents, Proprietary Rights and Licenses."

     The Company's rights to ERGOSET/(R)/ tablets and its other technologies derive primarily from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. The Company recently entered into a license agreement with Massachusetts General Hospital for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. The Company has a right of first negotiation for new technologies that LSU develops relating to the licensed technologies. There can be no assurance that the Company will successfully obtain rights to any such new technologies. If the license with LSU is terminated for any reason, the Company would no longer possess the rights necessary to commercialize ERGOSET/(R)/ tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs. This would have a material adverse effect on the Company. If the license with Massachusetts General Hospital is terminated for any reason, the Company's rights to certain product candidates and potential candidates would be non-exclusive. See "Business--LSU Agreement" and "Business-- MGH Agreement."

     The Company engages in collaborations, sponsored research agreements and other arrangements, such as the LSU Agreement, with academic researchers and institutions that have received and may receive funding from United States government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements.

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

CONTROL BY EXISTING STOCKHOLDERS

     As of March 20, 1998, current directors, executive officers and principal stockholders of the Company and certain of their affiliates beneficially own approximately 58% of the outstanding common stock on a fully diluted basis. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), and the approval of mergers and other significant corporate transactions. These levels of concentrated ownership by a few persons, along with the factors described in "Risk Factors--Anti-Takeover Provisions," may have the effect of delaying or preventing a change in the management or voting control of the Company.

POTENTIAL PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

     The Company risks exposure to product liability claims if the use of its products is alleged to have an adverse effect on patients or subjects. This risk exists for product candidates tested in human clinical trials as well as products that are sold commercially, if any. There can be no assurance that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. The Company maintains product liability insurance coverage for claims arising from the use of its product candidates in clinical trials. There can be no assurance that this coverage will be adequate to cover claims. Product liability insurance is becoming increasingly expensive; however, and no assurance can be given that the Company will be able to maintain such insurance, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect the Company against losses that could have a material adverse effect on the Company. Further, there can be no assurance that the Company will be able to obtain product liability insurance for the administration of its product candidates, including ERGOSET/(R)/ tablets, in the future or that such insurance and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. In addition, the loss of coverage for the administration of the Company's product candidates would be a breach of the terms of the Company's agreements with its licensors, which could lead to termination of those agreements. See "Business-- LSU Agreement" and "Business-- MGH Agreement."

DEPENDENCE ON KEY PERSONNEL

     The success of the Company depends in large part on the Company's ability to attract and retain highly-qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining key personnel. See "Business-- Competition" and "Business-- Human Resources."

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

     Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for the common stock. Approximately 5,957,178 shares of common stock are eligible for sale beginning April 18, 1997, subject to compliance with the manner-of-sale, volume and other limitations of Rule 144 (as amended in February 1997).

POSSIBLE STOCK PRICE VOLATILITY

     The trading price of the common stock and the price at which the Company may sell securities in the future could be subject to large fluctuations in response to announcements of research activities, technological innovations or new products by the Company or its competitors, changes in government regulations, developments concerning proprietary rights, formation or termination of corporate alliances, quarterly variations in operating results, litigation, clinical trials of product candidates, approval or denial of NDAs, other FDA (or FDA expert panel) action or inaction, general market and economic conditions, the liquidity of the Company and its ability to raise additional funds and other events. The market prices for securities of emerging biotechnology companies have experienced extreme fluctuations in recent years. These fluctuations have sometimes been unrelated to the operating performance of the affected companies. These market fluctuations as well as general fluctuations in the stock markets may also affect the price of the common stock.

ANTI-TAKEOVER PROVISIONS

     The Company's Certificate of Incorporation (i) provides for staggered terms of office for directors; (ii) requires certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings; (iii) prohibits stockholders from calling special meetings of stockholders; and (iv) authorizes the Board of Directors of the Company to issue up to 10,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences, and other designations, including voting rights, of those shares as the Board of Directors may determine. These provisions, alone or in combination with each other and with the matters described in "Risk Factors-- Control by Existing Stockholders", may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock. The Company also is subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "could", "may" and other expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation, the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, should underlying assumptions prove incorrect or should other intervening events occur, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 2.  PROPERTIES

FACILITIES

     Ergo leases approximately 30,000 square feet in two buildings in the Charlestown Navy Yard, Charlestown, Massachusetts, of which approximately 10,000 square feet are used for research and development functions and approximately 20,000 square feet are used for administrative functions. The Company's principal offices are leased through June 1999, with a renewal option for one five-year term. Space in a nearby building is leased through December 2003, with one five-year renewal option. The Company believes that its facilities are adequate for its current needs. The Company believes it can obtain additional space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS AND INSURANCE

  The Company is not a party to any material legal proceedings. The Company maintains product liability coverage for claims arising from the use of ERGOSET/(R)/ tablets and its technologies in clinical trials. See "Risk Factors --Potential Product Liability; Availability of Insurance."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In 1997, Ergo submitted two matters to its stockholders for approval at the 1997 Annual Meeting held on May 20. These matters included (1) the re-election of Thomas F. McWilliams, David L. Castaldi and Ray L. Hunt as Class II directors of the Company, each to serve until the 2000 Annual Meeting of Stockholders and until their successors are duly elected and qualified or their earlier resignation or removal; and (2) an amendment to the Ergo Science Corporation Amended and Restated 1995 Long Term Incentive Plan that increased the number of shares of the Company's common stock available to be issued thereunder from 1,431,525 shares to 1,866,750. Of those shares present at the meeting in person or by proxy, a plurality voted to re-elect Messrs. McWilliams, Castaldi and Hunt as directors and a majority voted in favor of the other proposal. No other matters were submitted to a vote of the stockholders of Ergo during 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market System under the symbol "ERGO". At March 20, 1998, the number of record holders of the Company's common stock was approximately 282. The following table sets forth, for the periods indicted, the high and low sale price for the Company's common stock as reported by the Nasdaq National Market System.


                                         HIGH      LOW
                                       --------  --------

                1997
                       First Quarter    $17 1/4   $11 3/8
                       Second Quarter   $16       $ 9
                       Third Quarter    $14 1/2   $10
                       Fourth Quarter   $20 1/8   $12 3/4

               1996
                       First Quarter    $24 1/4   $12
                       Second Quarter   $21 1/2   $17 1/2
                       Third Quarter    $18 3/4   $10
                       Fourth Quarter   $15 1/2   $11


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



                                                                               YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                          1997            1996            1995           1994           1993
                                                     --------------  --------------  --------------  -------------  -------------
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Revenues...........................................   $  1,689,252    $  1,397,521    $     94,348   $    214,916   $    107,710
Operating expenses:
 Research and development..........................     13,258,016      12,272,478       8,643,926      4,917,830      2,403,683
Purchase of in-process research and
 development.......................................             --         168,750       7,020,064             --             --

 General and administrative (1)(2)(3)..............      6,973,776       6,139,072       6,580,308      4,256,934      3,165,038
                                                      ------------    ------------    ------------   ------------   ------------
 Total operating expenses..........................     20,231,792      18,580,300      22,244,298      9,174,764      5,568,721
                                                      ------------    ------------    ------------   ------------   ------------
      Net loss.....................................    (18,542,540)    (17,182,779)    (22,149,950)    (8,959,848)    (5,461,011)
Accretion of dividends on preferred stock..........       (463,968)       (437,332)       (668,313)      (933,216)      (409,357)
Dividends on redeemable preferred stock............             --              --      (7,123,536)            --             --
Dividends on preferred stock.......................             --              --      (2,018,763)            --             --
                                                      ------------    ------------    ------------   ------------   ------------
      Net loss to common stockholders..............   $(19,006,508)   $(17,620,111)   $(31,960,562)  $ (9,893,064)  $ (5,870,368)
                                                      ============    ============    ============   ============   ============

Net loss per common share
     (basic and diluted) (4)(5)....................         $(1.44)         $(1.57)         $(9.92)        $(3.96)        $(2.35)
                                                      ============    ============    ============   ============   ============

Weighted average common stock and
 common equivalents (basic and diluted)............     13,212,042      11,248,315       3,222,707      2,500,025      2,500,000
                                                      ============    ============    ============   ============   ============
                                                                               YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                          1997            1996            1995           1994           1993
                                                     --------------  --------------  --------------  -------------  -------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........................    $ 13,923,115    $ 18,066,884    $ 15,896,373   $  1,880,982   $  8,135,484
Short-term investments............................       9,536,995      20,550,986       6,325,502             --             --
Working capital...................................      20,943,195      36,917,629      19,609,791        679,177      6,925,243
Total assets......................................      28,664,666      41,385,280      24,949,911      4,302,889      9,840,148
Deferred revenue (6)..............................              --              --              --      5,744,329      5,744,329
Long-term obligations.............................         327,442         385,256          93,600         89,013             --
Total stockholders' equity (deficit)..............      25,135,381      39,065,225      21,803,851    (20,674,994)   (11,104,844)

----------------------

(1) Includes noncash charges in 1997 totaling $647,413 related to the resignation of two Company senior executives. See Note 10 of Notes to Consolidated Financial Statements.
(2) Includes a noncash charge in 1996 of $1,030,981 related to the resignation of a Company senior executive. See Note 10 of Notes to Consolidated Financial Statements.
(3) Includes a noncash charge in 1995 of $1,747,931 for common stock issued in connection with a renegotiated supply contract. See Note 9 of Notes to Consolidated Financial Statements.
(4) The Company has never paid cash dividends on its common stock other than distributions made to stockholders when the Company was owned only by individuals and had elected to be an S corporation for U.S. federal income tax purposes.
(5) Loss per share for fiscal years 1995, 1994, and 1993 have been restated to conform to the requirements of SFAS 128.
(6) See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results, (2) there can be no assurance of FDA approval to market the fast-release, oral formulation of bromocriptine for Type 2 diabetes or any other indication or that the FDA will not require additional clinical trials of the fast-release, oral formulation of bromocriptine (3) uncertainty related to the scientific development of a new medical therapy, (4) competition in the anti-diabetic and anti-obesity markets is intense; other products have been recently approved for these indications and other companies are developing competing products, (5) the need for additional funding, (6) there can be no assurance that the fast-release, oral formulation of bromocriptine if approved for commercial marketing, will be successful in the marketplace, or that Ergo will receive any profits from its sale, (7) there can be no assurance that Ergo will achieve any of the objectives required for payment of milestones by Johnson & Johnson, (8) Johnson & Johnson has the right to terminate the collaboration at any time subject to the possibility of paying penalties in certain circumstances; and (9) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries. Further information and additional important factors are set forth in the section entitled "Item 1. Business - Risk Factors". The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

OVERVIEW

     Since inception, Ergo Science Corporation ("Ergo" or the "Company") has developed novel treatments for metabolic disorders, including Type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy ("NRT"). NRT is based on the role of neurotransmitters in regulating metabolism. The Company has dedicated most of its financial resources to research and development of ERGOSET/(R)/ tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA. The Company has been unprofitable since its inception, and its accumulated deficit was $77,603,828 as of December 31, 1997. On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement to develop and commercialize ERGOSET/(R)/ tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. The Company expects to incur significant and increasing expenses relating to the launch of ERGOSET/(R)/ tablets, if marketing clearance is granted, and to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial.

RESULTS OF OPERATIONS

Years ended December 31, 1996 and 1997

     Total revenues increased from $1,397,521 in 1996 to $1,689,252 in 1997. Revenues were derived primarily from interest income earned on cash, cash equivalents and short-term investments. The increase in interest income is attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during 1997, compared to 1996. The amounts increased as a result of proceeds received from the Company's second public offering in August 1996.

     Research and development expenses increased from $12,441,228 in 1996 to $13,258,016 in 1997. The increase was principally the result of expenses related to the preparation and filing of the NDA for ERGOSET/(R)/ tablets and the Phase II Obesity study initiated in 1997 which exceeded expenses related to the Phase III clinical trials for ERGOSET/(R)/ tablets for Type 2 diabetes in 1996. All other research and development expenses were relatively constant from 1996 to 1997.

     General and administrative expenses increased from $6,139,072 in 1996 to $6,973,776 in 1997. The increase was principally due to increased corporate communications and investor relations activities and costs associated with the Company's efforts to establish corporate alliances to market ERGOSET/(R)/ tablets and assist with the development of other product candidates. In both 1996 and 1997 the Company recognized charges related to the resignation of senior executives. These charges were approximately $1.3 million in both years.

     Net loss increased from $17,182,779 to $18,542,540 and net loss to common stockholders increased from $17,620,111 to $19,006,508 in 1996 and 1997, respectively. The increases were mainly due to the increased costs noted above. Net loss per common share decreased from $1.57 in 1996 to $1.44 in 1997. The decrease was due to the increased weighted average shares outstanding which totaled 11,248,315 in 1996 and 13,212,042 in 1997 offset by the increased net loss.

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

     Research and development expenses decreased from $15,663,990 in 1995 to $12,441,228 in 1996. The decrease was due to the reduction of in-process research and development purchases which totaled $7,020,064 and $168,750 in 1995 and 1996, respectively. Excluding the purchases of in-process research and development, expenses increased $3,628,552. The increases were principally the result of greater expenses related to Phase III clinical trials for ERGOSET/(R)/ tablets, continued progress on several earlier stage research programs including those in metastatic breast cancer and photodynamic therapy and the hiring of additional research personnel.

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

     Net loss decreased from $22,149,950 in 1995 to $17,182,779 in 1996.  The decrease was mainly due to costs associated with the purchase of in-process research and development and the renegotiated supply agreement noted above. Net loss to common stockholders decreased from $31,960,562 to $17,620,111. This decrease was primarily due to a $7,123,536 noncash charge in 1995 related to a preferred stock dividend, in addition to the reduction in costs associated with the purchase of in-process research and development and the renegotiated supply agreement. Net loss per common share decreased from $9.92 to $1.57 in 1995 and 1996, respectively. The decrease was due to the decreased net loss to common stockholders and increased weighted average shares outstanding which totaled 3,222,707 in 1995 and 11,248,315 in 1996.

     In the first quarter of 1997, the Company recorded a charge of approximately $925,000 for severance payments made to the former Chairman of the Board of Directors, officer and employee of the Company. Of the total charge, $450,000 is noncash and the remainder is being paid over a 20 month period.

NET OPERATING LOSS CARRYFORWARD

     At December 31, 1997, the Company's reported federal net operating loss carryforwards were approximately $66 million. If not used, the tax loss carryforwards will begin to expire in 2007. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in Code sections 382 and 383. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's primary source of cash has been from financing activities which have consisted of private placements of equity securities and two public offerings. Private placements of equity securities through December 31, 1997, provided the Company with aggregate proceeds of $32,999,000. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering. Cash and cash equivalents were $18,066,884 and $13,923,115, while short-term investments were $20,550,986 and $9,536,995, at December 31, 1996 and 1997, respectively. The decrease in cash and cash equivalents and short-term investments at December 31, 1997 was due primarily to the use of cash in the Company's operating activities.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.

     During 1997, the Company conducted and continues to conduct preclinical screens for lead candidates for use in photodynamic therapy to treat various cancers. In addition, preclinical screens for lead candidates have been and continue to be conducted for dopamine agonists to treat Type 2 diabetes and obesity. Treatment with dopamine agonists is currently the Company's lead preclinical approach for second-generation therapy for Type 2 diabetes and obesity. The Company expects to incur increasing research and development costs in connection with continued development in these areas.

     Throughout 1997, the Company conducted and continues to conduct several clinical trials for ERGOSET/(R)/ tablets in the areas of Type 2 diabetes, obesity and breast cancer. The most significant of these trials is a Phase II clinical study to evaluate the safety and efficacy of ERGOSET/(R)/ tablets to treat clinical obesity. This study is being conducted at approximately 15 clinical sites across the United States in approximately 400 clinically obese subjects. The Company is incurring and will continue to incur additional research and development expenses associated with its various clinical trials.

     In August 1997, the Company filed an NDA for ERGOSET/(R)/ tablets to treat Type 2 diabetes with the FDA. The FDA subsequently accepted the NDA for filing in October 1997. The Company is incurring and will continue to incur costs associated with the NDA approval process.

     As of December 31, 1997, the Company's net investment in equipment and leasehold improvements was $1,970,328. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

     In the event that ERGOSET/(R)/ tablets are cleared for marketing by the FDA in 1998, the Company's available cash, cash equivalents, short-term investments expected interest income and payments from the collaboration with Johnson & Johnson (including the sale of common stock to Johnson & Johnson Development Corporation, the license fee and payment on receipt of marketing clearance of ERGOSET/(R)/ tablets) will be adequate to fund its current and anticipated levels of operations through 1999. This is based on certain assumptions, including assumptions as to the costs and expenses associated with launching and marketing ERGOSET/(R)/ tablets and assumptions as to revenues from the sale of ERGOSET/(R)/ tablets through 1999. In the event that ERGOSET/(R)/ tablets do not receive marketing clearance, launch and marketing expenses are higher than anticipated or revenues from the sale of ERGOSET/(R)/ tablets are lower than anticipated, the Company will likely need additional capital. In addition, the Company's research and development programs or other events affecting the Company's operations may result in accelerated or unexpected expenditures for which the Company will need additional capital resources. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

     The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

SUBSEQUENT EVENTS

  On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET/(R)/ tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. Under the Joint Collaboration Agreement with Johnson & Johnson, the Company is responsible for paying half of the development, marketing, and commercialization costs, including launch costs, for ERGOSET/(R)/ tablets as well as any other collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. In addition, the Company assigned its rights and obligations, other than certain specified existing obligations, under its amended and restated supply agreement for ERGOSET/(R)/ tablets to Johnson & Johnson.

YEAR 2000

  The Company has reviewed the data processing systems and computer applications which are used in-house and has determined that the Company's data processing will not be materially impacted by any date-sensitive calculations related to the year 2000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants......................................................................  31

Consolidated Balance Sheets as of December 31, 1997 and 1996...........................................  32

Consolidated Statements of Operations for the years ended December 31,  1997, 1996 and 1995 and for the period from inception (January 23, 1990) to December 31, 1997..............................  33

Consolidated Statements of Cash Flows for the years ended December 31,  1997, 1996 and 1995 and for the period from inception (January 23, 1990) to December 31, 1997..............................  34

Consolidated Statement of Stockholders' Equity (Deficit) for the period from inception
 (January 23, 1990) to December 31, 1997...............................................................  35

Notes to Consolidated Financial Statements.............................................................  37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ergo Science Corporation
   (A Development Stage Enterprise):

     We have audited the accompanying consolidated balance sheets of Ergo Science Corporation (the "Company") (a development stage enterprise) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997 and the period cumulative from inception (January 23, 1990) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ergo Science Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and the period cumulative from inception (January 23, 1990) to December 31, 1997, in conformity with generally accepted accounting principles.



                                                 COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 28, 1998, except for
Note 14, as to which the date is
March 27, 1998.

                           ERGO SCIENCE CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS



                                                                                                   December 31,
                                                                                           ----------------------------
                                                                                               1997           1996
                                                                                           -------------  -------------
                                         ASSETS
Current assets:
     Cash and cash equivalents........................................................     $ 13,923,115   $ 18,066,884
     Short-term investments...........................................................        9,536,995     20,550,986
     Inventory........................................................................          424,320             --
     Prepaid and other current assets.................................................          260,608        234,558
                                                                                           ------------   ------------
        Total current assets..........................................................       24,145,038     38,852,428
Equipment and leasehold improvements, net.............................................        1,970,328      2,491,866
Deferred charges......................................................................        2,499,000             --
Other assets..........................................................................           50,300         40,986
                                                                                           ------------   ------------
        Total assets..................................................................     $ 28,664,666   $ 41,385,280
                                                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses............................................     $  2,921,538   $  1,747,961
     Current portion of capital lease obligations.....................................          280,305        186,838
                                                                                           ------------   ------------
         Total current liabilities....................................................        3,201,843      1,934,799

Long-term portion of capital lease obligations........................................          327,442        385,256

Commitments and contingencies.........................................................               --             --

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized;
        6,903 shares of Series D exchangeable preferred stock
        issued and outstanding at December 31, 1997 and 1996
        (liquidation preferences were $8,082,490 and $7,618,522,
        at December 31, 1997 and 1996, respectively)..................................        5,207,820      4,743,852


     Common stock, $.01 par value, authorized 50,000,000 at
        December 31, 1997 and 1996; issued and outstanding
        13,493,262 at December 31, 1997 and 13,048,036 shares
        at December 31, 1996.........................................................           134,933        130,480

     Additional paid-in capital......................................................       101,469,182     97,158,840
     Cumulative dividends on preferred stock.........................................        (3,198,253)    (2,734,285)
     Deferred compensation...........................................................          (874,473)    (1,172,374)
     Deficit accumulated during the development stage................................       (77,603,828)   (59,061,288)
                                                                                           ------------   ------------
       Total stockholders' equity...................................................         25,135,381     39,065,225
                                                                                           ------------   ------------
                  Total liabilities and stockholders' equity........................       $ 28,664,666   $ 41,385,280
                                                                                           ============   ============



   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                   Period From
                                                                                                    Inception
                                                                                                   (January 23,
                                                           Years Ended December 31,                   1990)
                                                ----------------------------------------------       through
                                                     1997            1996            1995       December 31, 1997
                                                --------------  --------------  --------------  ------------------
Revenues:
     Licensing and supplier fees............                                                         $    355,671
     Interest...............................     $  1,689,252    $  1,397,521    $     94,348           3,644,259
                                                 ------------    ------------    ------------        ------------
                                                    1,689,252       1,397,521          94,348           3,999,930
Operating expenses:
     Research and development...............       13,258,016      12,272,478       8,643,926          44,975,762
     Purchase of in-process research and
        development.........................               --         168,750       7,020,064           7,188,814
     General and administrative.............        6,973,776       6,139,072       6,580,308          29,252,789
                                                 ------------    ------------    ------------        ------------
                                                   20,231,792      18,580,300      22,244,298          81,417,365
                                                 ------------    ------------    ------------        ------------
     Net loss...............................      (18,542,540)    (17,182,779)    (22,149,950)        (77,417,435)

Accretion of dividends on preferred stock...         (463,968)       (437,332)       (668,313)         (2,912,186)
Dividends on redeemable preferred stock.....               --              --      (7,123,536)         (7,123,536)
Dividends on preferred stock................               --              --      (2,018,763)         (2,018,763)
                                                 ------------    ------------    ------------        ------------
Net loss to common stockholders.............     $(19,006,508)   $(17,620,111)   $(31,960,562)       $(89,471,920)
                                                 ============    ============    ============        ============

Net loss per common share
   (basic and diluted)......................           $(1.44)         $(1.57)         $(9.92)
                                                 ============    ============    ============

Weighted average common shares outstanding
   (basic and diluted)......................       13,212,042      11,248,315       3,222,707
                                                 ============    ============    ============


   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Period from
                                                   Years Ended December 31,               Inception (January
                                     ----------------------------------------------------  23, 1990) through
                                          1997              1996              1995         December 31, 1997
                                     ---------------  ----------------  -----------------  ------------------
Cash flows from operating
 activities:
 Net loss..........................    $(18,542,540)     $(17,182,779)      $(22,149,950)       $(77,417,435)
Adjustments to reconcile net loss
 to cash used by
 operating activities:
   Depreciation and amortization...       1,446,944         1,094,748            848,906           4,246,163
   Noncash compensation............       1,201,495         2,015,251            490,961           3,961,643
   Noncash purchase of in-process
    research and development.......              --           168,750          5,520,064           5,688,814

   Noncash stock issuance for
    renegotiated supplier
    agreement......................              --                --          1,747,931           1,747,931
   Other noncash charges...........              --                --             86,347             114,678
   Changes in operating assets and
    liabilities:
     Inventory.....................        (424,320)                                                (424,320)
     Prepaid and other current
      assets.......................         (26,049)          205,818           (381,849)           (260,607)
     Other assets..................          (9,314)          (21,560)             8,975            (102,442)
     Accounts payable and accrued
      expenses.....................       1,173,576        (1,261,385)         1,746,151           2,891,537
     Deferred revenue..............              --                --           (184,615)          5,559,714
                                       ------------      ------------       ------------        ------------
Net cash used for operating
 activities........................     (15,180,208)      (14,981,157)       (12,267,079)        (53,994,324)
                                       ------------      ------------       ------------        ------------
Cash flows from investing
 activities:
 Purchase of short-term
  investments......................     (41,330,582)      (35,783,642)        (6,325,502)        (83,439,726)
Proceeds from maturity of
 short-term investments............      52,344,568        21,558,158                 --          73,902,725
Purchase of equipment and
 leasehold improvements............        (659,202)       (1,318,380)          (737,335)         (5,685,449)
 Proceeds received on sale of
  equipment........................           6,000                --                 --              37,725
                                        ------------      ------------       ------------        ------------
Net cash provided by (used in)
 investing activities..............      10,360,784       (15,543,864)        (7,062,837)        (15,184,725)
                                       ------------      ------------       ------------        ------------
Cash flows from financing
 activities:
Proceeds from issuance of
 convertible debt, net.............              --                --                 --           3,409,552
Distributions paid to S Corp.
 stockholder.......................              --                --                 --            (186,393)
Principal payments under capital
 lease obligations.................        (236,552)         (114,338)           (37,727)           (409,938)
 Proceeds from issuance of
  promissory notes.................              --                --          7,000,000           7,000,000
Repayment of promissory notes                    --                --         (3,000,000)         (3,000,000)
Proceeds from issuance of common
 stock and Series D redeemable
 stock.............................              --                --          1,352,666           1,392,686

 Proceeds received from capital
  contributions....................              --                --                 --             102,176
Proceeds from issuance of Series B
 and C redeemable convertible
  preferred stock..................              --                --          4,999,892          18,041,528
 Proceeds from issuance of common
  stock, net of issuance costs
 ($515,273 in 1996 and
 $1,033,274 in 1995)...............           1,500        32,218,487         23,030,476          55,250,463
Proceeds from stock option
  exercise.........................         910,707            41,665                 --             952,372
Proceeds from sale-leaseback
 agreement.........................              --           549,718                 --             549,718
                                       ------------      ------------       ------------        ------------
Net cash provided by financing
 activities........................         675,655        32,695,532         33,345,307          83,102,164
                                       ------------      ------------       ------------        ------------
Net increase (decrease) in cash
 and cash equivalents..............      (4,143,769)        2,170,511         14,015,391          13,923,115

 Cash and cash equivalents at
  beginning of period..............      18,066,884        15,896,373          1,880,982                  --
                                       ------------      ------------       ------------        ------------
 Cash and cash equivalents at end
  of period........................    $ 13,923,115      $ 18,066,884       $ 15,896,373        $ 13,923,115
                                       ============      ============       ============        ============


   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Additional
                                                                                                              Paid-In
                                                               Preferred Stock         Common Stock           Capital
                                                            ---------------------------------------------   ------------
                                                             Shares      Amount      Shares     Amount
                                                            ---------------------------------------------
Issuance of common stock, $.01 par value, in connection
 with incorporation....................................                              2,500,000  $  25,000   $      15,000
Net loss for period....................................
                                                                                    ----------  ---------   -------------
Balance at December 31, 1990...........................                              2,500,000     25,000          15,000
Net loss for period....................................
                                                                                    ----------  ---------   -------------
Balance at December 31, 1991...........................                              2,500,000     25,000          15,000
Distributions paid to S Corp. stockholder..............
Net loss for period....................................
                                                                                    ----------  ---------   -------------
Balance at December 31, 1992...........................                              2,500,000     25,000          15,000
Capital contribution...................................                                                            33,224
Distributions paid to S Corp. stockholder..............
Accretion of dividends on redeemable preferred stock...
Net loss for period....................................
                                                                                    ----------  ---------   -------------
Balance at December 31, 1993...........................                              2,500,000     25,000          48,224
Capital contribution...................................                                                            68,952
Accretion of dividends on redeemable preferred stock...
Exercise of stock options..............................                                     25                         20
Issuance of compensatory stock option grants...........                                                         1,172,250
Amortization of deferred compensation..................
Net loss for period....................................
                                                                                    ----------  ---------   -------------
Balance at December 31, 1994...........................                              2,500,025     25,000       1,289,446
Accretion of dividends on preferred stock..............
Forgiveness of accretion of dividends on preferred stock
Dividend on preferred stock............................                                                         7,123,536
Purchase of in-process research and development for
 common stock..........................................                                403,875      4,039       6,429,661
Common stock issuance related to supplier agreements...                                229,575      2,296       3,158,679
Issuance of common stock...............................                                 33,394        334         533,970
Issuance of compensatory stock option grants...........                                                         1,421,803
Dividend on preferred stock............................                                224,307      2,243       2,016,520
Conversion of Series A, B, and C redeemable preferred
 stock into common stock...............................                              3,427,637     34,276      14,383,715
Conversion of Bridge Loan and interest to common stock.                                451,767      4,518       4,061,431
Issuance of Series D preferred stock...................       6,903    $4,306,520
Issuance of common stock in initial public offering, net
 of offering costs of $1,033,274.......................                              2,875,000     28,750      23,001,726
Amortization of deferred compensation..................
Net loss for period....................................
                                                          ---------   -----------   ----------  ---------   -------------
Balance at December 31, 1995...........................       6,903     4,306,520   10,145,580    101,456      63,420,487

                                                                                                  Deficit
                                                                                                Accumulated         Total
                                                              Cumulative                          During         Stockholder's
                                                             Dividends on       Deferred        Development         Equity
                                                            Preferred Stock   Compensation         Stage           (Deficit)
                                                            ---------------   ------------      ------------     -------------
Issuance of common stock, $.01 par value, in connection
 with incorporation....................................                                                          $      40,000
Net loss for period....................................                                         $  (253,963)          (253,963)
                                                                                                -----------      -------------
Balance at December 31, 1990...........................                                            (253,963)          (213,963)
Net loss for period....................................                                          (1,546,603)        (1,546,603)
                                                                                                -----------      -------------
Balance at December 31, 1991...........................                                          (1,800,566)        (1,760,566)
Distributions paid to S Corp. stockholder..............                                             (19,483)           (19,483)
Net loss for period....................................                                          (3,320,741)        (3,320,741)
                                                                                                -----------      -------------
Balance at December 31, 1992...........................                                          (5,140,790)        (5,100,790)
Capital contribution...................................                                                                 33,224
Distributions paid to S Corp. stockholder..............                                            (166,910)          (166,910)
Accretion of dividends on redeemable preferred stock...     $      (409,357)                                          (409,357)
Net loss for period....................................                                          (5,461,011)        (5,461,011)
                                                            ---------------                     -----------      -------------
Balance at December 31, 1993...........................            (409,357)                    (10,768,711)       (11,104,844)
Capital contribution...................................                                                                 68,952
Accretion of dividends on redeemable preferred stock...            (933,216)                                          (933,216)
Exercise of stock options..............................                                                                     20
Issuance of compensatory stock option grants...........                       $ (1,172,250)
Amortization of deferred compensation..................                            253,942                             253,942
Net loss for period....................................                                          (8,959,848)        (8,959,848)
                                                            ---------------   ------------      ------------     -------------
Balance at December 31, 1994...........................          (1,342,573)      (918,308)      (19,728,559)      (20,674,994)
Accretion of dividends on preferred stock..............          (1,233,366)                                        (1,233,366)
Forgiveness of accretion of dividends on preferred stock          1,673,693                                          1,673,693
Dividend on preferred stock............................          (7,123,536)
Purchase of in-process research and development for
 common stock..........................................                                                              6,433,700
Common stock issuance related to supplier agreements...                                                              3,160,975
Issuance of common stock...............................                                                                534,304
Issuance of compensatory stock option grants...........                         (1,421,803)
Dividends on preferred stock...........................          (2,018,763)
Conversion of Series A, B, and C redeemable preferred
 stock into common stock...............................           7,747,592                                         22,165,583
Conversion of Bridge Loan and interest to common stock.                                                              4,065,949
Issuance of Series D preferred stock...................                                                              4,306,520
Issuance of common stock in initial public offering, net
 of offering costs of $1,033,274.......................                                                             23,030,476
Amortization of deferred compensation..................                            490,961                             490,961
Net loss for period....................................                                          (22,149,950)      (22,149,950)
                                                            ---------------   ------------      ------------     -------------
Balance at December 31, 1995...........................          (2,296,953)    (1,849,150)      (41,878,509)       21,803,851

                            (Continued on page 36)



   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                 Additional
                                                                                                   Paid-In
                                                    Preferred Stock         Common Stock           Capital
                                                  ------------------  ----------------------    -------------
                                                  Shares    Amount      Shares      Amount
                                                  ------  ----------  ----------  ----------
Balance at December 31, 1995..................    6,903   4,306,520   10,145,580     101,456       63,420,487
Accretion of dividends on  preferred stock....              437,332
Exercise of stock options.....................                            41,000         410           41,255
Cancellation of compensatory stock option
 grants.......................................                                                       (651,003)
Issuance of compensatory stock option grants..                                                      1,989,478
Issuance of common stock in public offering,
 net of offering costs of $515,273............                         2,842,706      28,427       32,190,060
Common stock issuance related to license and
 royalty agreement............................                            18,750         187          168,563
Amortization of deferred compensation.........
Net loss for period...........................
                                                  ------  ----------  ----------  ----------     ------------
Balance at December 31, 1996..................     6,903   4,743,852  13,048,036     130,480       97,158,840
Accretion of dividends on preferred stock.....               463,968
Exercise of stock options.....................                           295,226       2,953          907,754
Cancellation of compensatory stock option
 grants.......................................                                                       (211,181)
Issuance of compensatory stock option grants..                                                      1,114,769
Common stock issuance related to renegotiated
 supply agreement.............................                           150,000                    2,499,000
Amortization of deferred  compensation........
Net loss for period...........................                                         1,500
                                                  ------  ----------  ----------  ----------     ------------
Balance at December 31, 1997..................     6,903  $5,207,820  13,493,262    $134,933     $101,469,182
                                                  ======  ==========  ==========    ========     ============


                                                                                       Deficit
                                                                                      Accumulated        Total
                                                    Cumulative                           During      Stockholder's
                                                   Dividends on        Deferred       Development        Equity
                                                 Preferred Stock    Compensation        Stage         (Deficit)
                                                 ---------------  ----------------  --------------  --------------
Balance at December 31, 1995..................        (2,296,953)       (1,849,150)    (41,878,509)     21,803,851
Accretion of dividends on  preferred stock....          (437,332)
Exercise of stock options.....................                                                              41,665
Cancellation of compensatory stock option
 grants.......................................                             651,003
Issuance of compensatory stock option grants..                            (958,497)                      1,030,981
Issuance of common stock in public offering,
 net of offering costs of $515,273............                                                          32,218,487
Common stock issuance related to license and
 royalty agreement............................                                                             168,750
Amortization of deferred compensation.........                             984,270                         984,270
Net loss for period...........................                                         (17,182,779)    (17,182,779)
                                                     -----------       -----------    ------------    ------------
Balance at December 31, 1996..................        (2,734,285)       (1,172,374)    (59,061,288)     39,065,225
Accretion of dividends on preferred stock.....          (463,968)
Exercise of stock options.....................                                                             910,707
Cancellation of compensatory stock option
 grants.......................................                             211,181
Issuance of compensatory stock option grants..                            (664,768)                        450,001
Common stock issuance related to renegotiated
 supply agreement.............................                                                           2,500,500
Amortization of deferred  compensation........                             751,488                         751,488
Net loss for period...........................                                         (18,542,540)    (18,542,540)
                                                     -----------       -----------    ------------    ------------
Balance at December 31, 1997..................       $(3,198,253)      $  (874,473)   $(77,603,828)   $ 25,135,381
                                                     ===========       ===========    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Organization

     Ergo Science Development Corporation ("ESDC") was incorporated on January 23, 1990. ESDC operated as an S Corporation from inception to September 10, 1992, when it converted to a C Corporation. In April 1995, ESDC went through a recapitalization whereby all the stock of ESDC was exchanged on a one-for-one basis for an equal amount of stock in Ergo Science Holdings, Incorporated, previously a wholly-owned subsidiary of ESDC. Subsequent to the recapitalization, Ergo Science Holdings, Incorporated changed its name to Ergo Science Corporation ("Ergo" or the "Company"). The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions are eliminated upon consolidation.

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

     Recent Events

     The Company announced in February 1998 that it had entered into a worldwide joint collaboration with Johnson & Johnson to develop and commercialize ERGOSET/(R)/ tablets, as well as other potential drug candidates acting through the NRT mechanism, for the treatment of Type 2 diabetes and obesity. In the United States, the parties will share equally in the development and commercialization costs and any resulting profits and losses with respect to ERGOSET/(R)/ tablets. Outside the United States, Johnson & Johnson is responsible for development and commercialization activities and costs, and Ergo will receive a royalty on any net trade sales of ERGOSET/(R)/ tablets in such countries. See Note 14.

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

     At December 31, 1997 and 1996 cash equivalents were composed primarily of investments in money market funds, United States government obligations and commercial paper that mature within 90 days of purchase.

     Concentration of Credit Risk

     The Company has not realized any losses on its investments. The Company has invested the net proceeds of its public offerings in short-term, interest-bearing, investment-grade securities, including U.S. Treasury and agency securities and high-grade commercial paper.

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

     Net Loss Per Common Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. At December 31, 1997, 1996 and 1995, the Company had 1,828,894, 1,724,200 and 1,176,825 options outstanding, respectively. Adoption of this statement has not affected the amounts presented in any periods because the effect of including these equity instruments would be anti-dilutive.

     Prior to the adoption of this statement, all common and common equivalent shares issued during the twelve-month period prior to the filing of the initial public offering ("cheap stock") were included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented. Adoption of this statement, and the related guidance set out in Securities and Exchange Commission Staff Bulletin No. 98, has eliminated the inclusion of cheap stock from the calculation of basic and diluted loss per share prior to issuance of the securities. Accordingly, basic and diluted loss per share in 1995 has been restated from $8.06 to $9.92.

     In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss available to common stockholders.

     Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

     Income Taxes

     Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 7.

2.    SHORT-TERM INVESTMENTS

      The following is a summary of held-to-maturity securities not classified as cash and cash equivalents as of December 31:

                                       1997          1996
                                   -----------  ------------
Commercial paper...............     $6,461,033   $ 8,844,868
Federal agency notes...........      3,075,962    11,706,118
                                    ----------   -----------
Total short-term investments...     $9,536,995   $20,550,986
                                    ==========   ===========

Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on fair value of these securities. These securities are carried at amortized cost which approximates fair value. All short-term investments mature within 68 days of December 31, 1997.

3.  INVENTORY

     Pursuant to a supply agreement, the Company was responsible for the purchase and supply of all active ingredient required for the manufacturing of ERGOSET/(R)/ tablets. In the fourth quarter of 1997, the Company purchased $424,320 of active ingredient to be used in the manufacturing of ERGOSET/(R)/ tablets, all of which was held as raw material at December 31, 1997. See Note 9 and Note 14.

4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following at December 31:

                                                     1997          1996
                                                 ------------  ------------
Furniture and equipment.....................     $ 1,455,140   $ 1,004,758
Lab equipment...............................       2,442,471     2,074,539
Leasehold improvements......................       2,031,594     1,939,831
                                                 -----------   -----------
                                                   5,929,205     5,019,128
Accumulated depreciation and amortization...      (3,958,877)   (2,527,262)
                                                 -----------   -----------
Equipment and leasehold improvements, net...     $ 1,970,328   $ 2,491,866
                                                 ===========   ===========

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,446,944, $1,094,748 and $802,275, respectively.

     Assets under capital leases, net of accumulated amortization at December 31, 1997 and 1996 were $616,264 and $598,786, respectively. See Note 12.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31,

                                                            1997         1996
                                                         -----------  -----------
Accounts payable......................................    $  424,488   $  322,614
Accrued legal costs...................................        71,623      169,295
Accrued payroll and vacation..........................       192,240      183,079
Accrued bonuses.......................................       389,744      284,580
Accrued severance agreement...........................       408,114      185,248
Accrued clinical development costs....................       863,649      239,687
Accrued other expenses................................       571,680      363,458
                                                          ----------   ----------
     Total accounts payable and accrued expenses......    $2,921,538   $1,747,961
                                                          ==========   ==========


6.  LEASES

     The Company leases office and research space and office equipment under operating lease arrangements which expire on various dates through the year 2003. Certain operating lease arrangements include options to renew for additional periods or payment terms that are subject to increases due to taxes and other operating costs of the lessor. In addition, the Company leases certain equipment under lease arrangements which have been accounted for as capital leases. Future minimum commitments, by year and in the aggregate, under these long-term noncancelable leases consist of the following at December 31, 1997:


                                                Capital Leases  Operating Leases
                                                --------------  ----------------
1998.....................................          $363,432        $  600,579
1999.....................................           250,910           514,360
2000.....................................           116,242           393,749
2001.....................................                --           377,663
2002.....................................                --           377,663
Thereafter...............................                --           377,663
                                                   --------        ----------
                                                    730,584        $2,641,677
                                                                   ==========
Less amounts representing interest.......           122,837
                                                   --------
Present value of minimum lease payments..           607,747
Less current portion of capital lease
  obligations............................           280,305
                                                   --------
Long-term portion of capital lease
  obligations............................          $327,442
                                                   ========


     Rent expense for the years December 31, 1997, 1996 and 1995 amounted to $668,594, $657,574, and $251,637, respectively.

     Cash paid for interest on capital leases was $144,264, $51,206, and $13,908 in 1997, 1996 and 1995, respectively.

7.    INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                        1997           1996
                                                    -------------  -------------
Deferred tax assets:
   Equipment and leasehold improvements..........   $    565,000   $    315,000
   Research and development credits..............        857,000      1,680,000
   Deferred compensation.........................        350,000        469,000
   Intangible amortization.......................        272,000        560,000
   Net operating loss............................     26,239,000     17,835,000
                                                    ------------   ------------
Total deferred tax assets........................      28,283,000     20,859,000
Valuation allowance for deferred tax assets......    (28,283,000)   (20,859,000)
                                                    ------------   ------------
                                                              --             --
Deferred tax liabilities:
Total deferred tax liabilities...................             --             --
                                                    ------------   ------------
Net deferred tax assets..........................             --             --
                                                    ============   ============


     The change in the total valuation allowance for the years ended December 31, 1997 and 1996 were increases of $7,424,000 and $6,547,000, respectively.

     As of December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $66 million which expire through 2017. The Company's ability to use the carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Sections 382 and 383.

8.  CAPITAL STOCK

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

     See Note 9 for a description of Series D Preferred Stock.

9.  LICENSE AGREEMENTS AND SUPPLIER CONTRACTS

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

     License fees of $1,950,000 and supplier contract fees of $1,750,000 received by the Company were characterized as nonrefundable in the respective agreements. Through December 31, 1992, such nonrefundable fees were recognized as revenue over the period from receipt of funds to the estimated date of FDA approval because of the Company's obligations to perform research and sponsor clinical trials prior to that approval. However, during 1993 the Company began discussions with the sublicensees about exchanging their sublicense rights for the Company's common stock. The Company also began discussions with suppliers to renegotiate the supply contracts to fit more closely the redesigned plan for commercialization of its products. Therefore, no additional deferred revenue from sublicensing fees and from supplier contracts had been recognized in 1994 and 1993.

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

     On December 19, 1996, the one year anniversary of the IPO, the Company issued 18,750 common shares to LSU in conjunction with a novative license and royalty agreement and, accordingly, recorded a charge of $168,750. See Note 11 for a description of the novative license and royalty agreement.

     In October 1997, the Company amended and restated the agreement with its drug supplier. Under the amended and restated agreement, the Company agreed to purchase its worldwide supply of ERGOSET/(R)/ tablets from the supplier on a "cost-plus" basis. This cost arrangement will result in a lower unit cost for the product over the term of the contract. The Company also shortened the term of the agreement, agreed to make additional payments to the supplier upon the occurrence of certain regulatory events and for performance of the agreement for a specified period and issued to the supplier shares of the Company's common stock, with a fair value of $2,499,000. This deferred charge has been capitalized and will be amortized on a straight line basis over a period of 42 months commencing on the first day after Ergo receives written communication from the FDA approving the NDA of ERGOSET/(R)/ tablets for the treatment of Type 2 diabetes. In February 1998, the Company assigned its rights and obligations, other than certain specified existing obligations, under the amended and reststated agreement to Johnson & Johnson under the terms of a worldwide Joint Collaboration and License Agreement. See Note 14.

10.  STOCK OPTIONS AND INCENTIVE PLAN

     The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and generally have a maximum term of ten years.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                          1997                        1996                       1995
                                 ----------------------      -----------------------      ----------------------
                                 Net Loss to      Loss         Net Loss to     Loss        Net Loss to    Loss
                                    Common        Per             Common       Per            Common      Per
                                 Stockholder     Share         Stockholder    Share        Stockholder    Share
                                 -----------    -------      -------------   -------       ------------  -------
As Reported................      $19,006,508      $1.44        $17,620,111      $1.57      $31,960,562    $9.92
Pro Forma..................      $20,277,206      $1.53        $18,334,693      $1.63      $32,072,056    $9.95

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          1997        1996        1995
                                        --------    --------    --------
Expected Life.........................   5 years     5 years     5 years

Expected Volatility...................     50%         44%         44%

Dividend Yield........................      0%          0%          0%

Weighted Average Risk-free
 Interest Rate........................    5.44%       6.56%       5.85%

The weighted average fair value of options granted in 1997, 1996 and 1995 was $6.72, $6.61 and $3.87 per share, respectively.

     In October 1995, the Company granted to various employees options to purchase 621,625 shares of common stock at $6.71 per share. Deferred compensation related to those option grants is being amortized to operations over the four-year vesting period of the options.

     In December 1995, the Company issued to its financial advisor, at the closing of the IPO, an option exercisable for three years to acquire 20,000 shares of common stock with an exercise price per share equal to the IPO price per share. Also in December 1995, the Company granted one of its medical advisors an option to purchase 10,000 shares of common stock at an exercise price equal to the IPO price per share. One quarter of these shares vested on the grant date and the remaining balance is vesting over three years.

     During 1996, the Company granted to various employees options to purchase 771,395 shares of common stock at exercise prices ranging from $6.71 to $23.50 per share. Of the total number of options issued in 1996, 493,550 were issued at prices equal to the market prices on the grant dates. The remaining 277,845 options were granted at prices below market. Of those options granted at prices below market, 220,000 were issued in conjunction with the resignation of a Company senior executive. In connection with the issuance of these options, the Company recorded compensation expense of $1,030,981.

     During 1997, the Company granted to various employees options to purchase 555,100 shares of common stock at exercise prices ranging from $7.00 to $17.00 per share. Of the total number of options issued in 1997, 355,100 were issued at prices equal to the market prices on the grant dates. The remaining 200,000 options were granted at prices below market: 100,000 options were issued in conjunction with the resignation of a Company senior executive and 100,000 options were issued to the newly appointed CEO. In connection with the issuance of these options, the Company recorded compensation expense of $491,930 in 1997 and will record an additional $245,570 over the next 41 months.

In addition, the vesting period of 21,250 shares of stock were accelerated in conjunction with the resignation of a second Company senior executive which resulted in a compensation charge of $197,413 in 1997.

     In 1997, the Company also granted to each of its six medical advisors an option to purchase 5,000 shares of common stock at an exercise price of $12.63 per share. These options were granted in connection with the medical advisors'
renegotiated consulting agreements.   The option shares were issued at the
market price on the date of grant and vest over a four year period. The fair value of these options total $175,388 and is being amortized on a straight line basis over 22 months, the life of the consulting agreements. In 1997, the Company recognized $23,917 in deferred compensation expense related to these options.

     Information related to stock option activity for the period from inception to December 31, 1997 is as follows:

                                                            Weighted
                                                            --------
                                                            Average
                                                            -------
                                          Shares          Option Price
                                         ---------        -------------
Outstanding at December 31, 1991...
     Granted  .....................        394,725            $0.80
                                         ---------
Outstanding at December 31, 1992...        394,725             0.80
     Granted  .....................         31,250             0.80
                                         ---------
Outstanding at December 31, 1993...        425,975             0.80
     Granted  .....................        100,000             0.80
     Exercised  ...................            (25)            0.80
                                         ---------
Outstanding at December 31, 1994...        525,950             0.80
     Granted  .....................        651,625             6.82
     Canceled  ....................           (750)            6.71
                                         ---------
Outstanding at December 31, 1995...      1,176,825             4.13
     Granted  .....................        771,395            10.68
     Exercised  ...................        (41,000)            1.02
     Canceled  ....................       (183,020)            7.36
                                         ---------
Outstanding at December 31, 1996...      1,724,200             6.70
     Granted  .....................        586,600            11.41
     Exercised  ...................       (295,226)            3.08
     Canceled  ....................       (186,680)           10.49
                                         ---------
Outstanding at December 31, 1997...      1,828,894            $8.41
                                         =========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                   Options Outstanding                      Options Exercisable
                    -------------------------------------------------  -----------------------------
                                  Weighted-Average
     Range of          Number        Remaining       Weighted-Average    Number     Weighted-Average
 Exercise Prices    Outstanding   Contractual Life   Exercise Price    Exercisable    Exercise Price
-----------------  ------------- ------------------ -----------------  -----------  ----------------
$0.80                    300,450      6.0 years           $ 0.80        300,450           $ 0.80
 6.71 to 9.00            713,292      7.7 years           $ 6.81        465,033           $ 6.85
 9.50 to 15.00           603,282      9.1 years           $10.82         87,438           $11.78
 16.00 to 23.50          211,870      9.5 years           $17.70         18,505           $20.62
                        ---------                                       -------
$0.80 to 23.50          1,828,894                                       871,426
                        =========                                       =======

     The following table summarizes information about stock options granted in 1997:

                                          Weighted Average Price    Weighted Average Fair Value
                                                Per Share                   Per Share
                                          ----------------------    ---------------------------
Shares Granted Above Market Price....                --                         --
Shares Granted At Market Price.......            $13.05                      $6.47
Shares Granted Below Market Price....            $ 8.25                      $7.20

     At December 31, 1997 there were 1,828,894 options outstanding at a weighted average price of $8.41 of which 871,426 options were exercisable. In connection with the issuance of stock options at exercise prices below fair market value, as determined by the Company's Board of Directors, the Company recorded compensation expense of $1,201,495, $2,015,251 and $490,961 in 1997, 1996 and
1995, respectively. In 1997 and 1996, fair market value was based on market price. The $874,473 remaining deferred compensation at December 31, 1997 will be amortized over the vesting periods of the underlying options.

     Effective as of November 1, 1994, the Board of Directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the "Incentive Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards which may be granted under the Incentive Plan include incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. At December 31, 1997, 1996 and 1995, the aggregate number of shares of the Company's common stock which may be issued pursuant to incentive awards under the Incentive Plan were 1,866,750, 1,431,525 and 731,525 shares, respectively (for which common shares have been reserved). Awards of options to provide 586,600, 661,395 and 631,625 shares at exercise prices of $7.00 -$17.00,
$6.71-$23.50, and $6.71-$9.00 per share, respectively, were granted under the Incentive Plan in 1997, 1996 and 1995, respectively. These amounts are included in the tables above.

     On May 15, 1996, the Board of Directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the "Director Stock Plan"). The Director Stock Plan provides for an initial grant of an option to purchase 10,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the Board of Directors. Those eligible directors already serving at the time the Director Stock Plan approved by the stockholders of the Company were each granted a stock option to purchase 10,000 shares of common stock with a deemed date of grant of May 15, 1996. If a director remains eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that a director is first granted a stock option under the Director Stock Plan, that director will be granted a second stock option to purchase 10,000 shares of common stock. Stock options granted under the Director Stock Plan will vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock options may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company's 1996 Annual Meeting which took place on June 25, 1996. In conjunction with the approval of the Director Stock Plan, options were granted to purchase 20,000 shares of common stock at an exercise price of $21.13. In addition, options to purchase 10,000 shares were issued to each of the three newly appointed Directors in the second half of 1996. Exercise prices range from $12.75 to $13.75 per share. There were no shares granted in 1997. These amounts are included in the tables above.

11.  COMMITMENTS AND CONTINGENCIES

     The Company has a royalty agreement with LSU under which the Company pays LSU a royalty based upon gross sales in the United States and a percentage of revenues the Company receives outside of the United States. The Company also has a commitment to make payments of an agreed percentage of net cash flow to LSU once the Company generates positive net cash flow, as defined. LSU is obligated to expend substantially all of such net cash flow payments from the Company on research supervised by one of the Company's consultants (or the Company's designee), and the Company has the option of licensing any patents that arise from such research.

     On May 1, 1995, Ergo Research Corporation, a wholly-owned subsidiary of the Company, entered into a novative license and royalty agreement with LSU that replaces the royalty agreement with LSU described in the prior paragraph. In conjunction with the new agreement an initial fee of $200,000 was paid to LSU upon execution, $500,000 was paid upon the initial public offering of the common stock of the Company in December 1995 and 18,750 common shares with a fair value of $168,750 were issued one year after that offering in December 1996. These costs were charged to operations in the periods indicated as the purchase of in-process research and development. The agreement also requires additional fees of $350,000 for the first and $500,000 for all subsequent administrative approvals of licensed pharmaceutical products. The Company must pay LSU a royalty based upon gross sales in the United States with minimum royalties due.

12.  NONCASH INVESTING AND FINANCING ACTIVITIES

     Certain capital lease obligations are considered noncash items and, accordingly, are not reflected in the consolidated statements of cash flows. Noncash capital lease obligations of $272,205 and $58,290 were incurred in 1997 and 1995, respectively, when the Company entered into leases for lab and office equipment. In 1996, the Company entered into, a sale lease-back agreement which resulted in the receipt of $549,718 in cash proceeds. See Note 4.

13.  EMPLOYEE BENEFIT PLANS

     Effective February 1, 1997, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401k Plan"). Under the 401k Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 20% of their gross salary. The Company makes a matching contribution which currently totals 50% of the employee's contribution, up to a maximum amount equal to the lesser of $2,500 or 6% of the employee's gross salary. The employer matching contribution vests over a four year period, 25% for each year of service. Years of service prior to the implementation of the 401k Plan are excluded from the vesting period. In 1997, the Company's contributions to the 401k Plan amounted to $74,014.

14.  SUBSEQUENT EVENTS

     On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET/(R)/ tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. Under the Joint Collaboration Agreement with Johnson & Johnson, the Company is responsible for paying half of the development, marketing, and commercialization costs, including launch costs, for ERGOSET/(R)/ tablets as well as any other collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. In addition, the Company assigned its rights and obligations, other than certain specified existing obligations, under the amended and restated supply agreement for ERGOSET/(R)/ tablets to Johnson & Johnson. Under the amended agreement, the supplier is to receive payments contingent upon the occurrence of specific events. The obligation for these contingent payments will be that of Johnson & Johnson, and the Company will subsequently reimburse Johnson & Johnson for its half of such payments.

     The Company is dependent on future payments from Johnson & Johnson to continue the development and commercialization of ERGOSET/(R)/ tablets. Under the Joint Collaboration Agreement, Johnson & Johnson has primary responsibility for commercializing ERGOSET/(R)/ tablets. If Johnson & Johnson desires to discontinue the collaboration, it can terminate the Joint Collaboration Agreement with the Company at any time subject to the possibility of paying penalties in certain circumstances. In addition, Johnson & Johnson has the right to terminate the Joint Collaboration Agreement at any time based on material safety or tolerability issues. Johnson & Johnson may also elect not to jointly develop or commercialize other second-generation compounds for the treatment of diabetes or obesity or existing collaboration compounds for additional indications, in which case the Company would not be able to commercialize such compound for those indications during the term of the Joint Collaboration Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the heading "Directors and Executive Officers" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Management Compensation", "Performance Graph" and "Compensation Committee Report on Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K



(a)(1)   --    The financial statements filed as part of this Report at Item 8 are listed in the Index to Consolidated Financial Statements on page 30 of this Report.

(a)(2)   --    None.

(a)(3)   --    The following documents are filed or incorporated by reference as exhibits to this Report:

Exhibit
Number                                 Document Description

    3.1  --    Amended and Restated Certificate of Incorporation of the Company.
               Filed as exhibit 3.1 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on
               November 27, 1995, and incorporated by reference herein.

    3.2  --    Certificate of Designations, Preferences and Rights of Series D
               Exchangeable Preferred Stock, as amended and restated. Filed as exhibit 3.2 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27,
               1995, and incorporated by reference herein .

    3.3  --    Third Amended and Restated By-Laws of the Company. Filed as
               exhibit 3.3 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27,
               1995, and incorporated by reference herein.

      4  --    Form of Stock Certificates of Common Stock, par value $.01 per share of the Company (Incorporated by reference to exhibit 4 to the Company's registration statement on Form S-1, file number 33-
               98162) .

   10.1  --    Loan Agreement dated September 1, 1995, by and among the Company,
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
               April 27, 1995, among the Company, Ergo Science Incorporated,
               Citicorp Venture Capital Ltd. and Hunt Financial Corporation.
               Filed as exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on
               November 27, 1995, and incorporated by reference herein .

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
               and Ronald H. Abrahams, Ph.D.; and First Amendment to Option
               Agreement dated November 6, 1995, between the Company and Ronald
               H. Abrahams, Ph.D. Filed as exhibit 10.25 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein .

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
               1995 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company's Registration Statement on Form S-8, file number 333-07013) .

  10.32  --    Employment Agreement dated October 6, 1995, by and between the
               Company and David R. Burt. Filed as exhibit 10.32 to the
               Company's registration statement on Form S-1 (File No. 333-08327) filed with the Commission on August 9, 1996, and incorporated by reference herein.

  10.33  --    Employment Agreement dated March 1, 1996, by and between the
               Company and Robert M. Powell. Filed as exhibit 10.33 to the
               Company's registration statement on Form S-1 (File No. 333-08327) filed with the Commission on August 9, 1996, and incorporated by reference herein.

  10.34  --    Resignation Agreement dated September 12, 1996, between the
               Company and J. Warren Huff. Filed as exhibit 10.1 to the
               Company's quarterly filing on Form 10-Q filed with the Commission on November 13, 1996 and incorporated by reference herein.

  10.35 -- First Amendment to Employment Agreement dated October 6, 1996, between the Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.2 to the Company's quarterly filing on Form 10-Q filed with the Commission on November 13, 1996 and incorporated by reference herein.

  10.36  --    Resignation Agreement dated March 26, 1997, between the Company and Manuel Cincotta, Jr. Filed as exhibit 10.36 to the Company's annual filing on Form 10-K filed with the Commission on March 31, 1997 and incorporated by reference herein.

  10.37  --    Option Agreement dated March 26, 1997, between the Company and
               Manuel Cincotta, Jr. Filed as exhibit 10.37 to the Company's annual filing on Form 10-K filed with the Commission on March 31, 1997 and incorporated by reference herein.

  10.38  --    License Agreement effective as of February 1, 1997, between The
               General Hospital Corporation and Ergo Science Corporation and
               Ergo Research Corporation. Filed as Exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on May
               15, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

  10.39  --    Amended and Restated Supply Agreement dated October 31, 1997, by and among Ergo Science Corporation, Ergo Research Corporation and
               Geneva Pharmaceuticals, Inc. Filed as exhibit 10.1 to the
               Company's quarterly filing on Form 10-Q filed with the Commission on November 14, 1997 and incorporated by reference herein.[Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

  10.40  --    Second Amendment to Ergo Science Corporation Amended and Restated
               1995 Long-Term Incentive Plan. Filed with the Commission on
               December 9, 1997 (Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form S-8, file number
               333-41791).

  10.41  --    Joint Collaboration and License Agreement dated February 23,
               1998, by and between Ergo Science Corporation, Ergo Research
               Corporation , The R.W. Johnson Pharmaceutical Research Institute,
               ORTHO-McNeil Pharmaceutical, Inc. and Cilag AG International.
               Filed with the Commission on March 10, 1998 on Form 8-K, file number 000-26988, and incorporated by reference herein.

  10.42  --    Stock Purchase Agreement dated February 23, 1998, by and betweeen
               Ergo Science Corporation and Johnson & Johnson Development
               Corporation filed with the Commission on March 10, 1998 on Form 8-K, file number 000-26988, and incorporated by reference herein.

     21  --    Subsidiaries of registrant.

   23.1  --    Consent of Coopers & Lybrand L.L.P.

     27  --    Financial data schedule

(b)      --    No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlestown and State of Massachusetts on March 30, 1998.

                              ERGO SCIENCE CORPORATION

                              By:  /s/ Francis M. Ferrara, Jr.
                                 ------------------------------------------
                                    (Francis M. Ferrara, Jr.)

                              Controller (principal financial and accounting officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 /s/ Ronald H. Abrahams, Ph.D.    President, Chief Executive Officer and        March 30, 1998
------------------------------    Chairman of the Board and Director
 (Ronald H. Abrahams, Ph.D.)      (Principal Executive Officer)

 /s/ Francis M. Ferrara, Jr.
------------------------------    Controller (principal financial and           March 30, 1998
  (Francis M. Ferrara, Jr.)       accounting officer)

 /s/ Anthony H. Cincotta, Ph.D.
------------------------------    Director                                      March 30, 1998
 (Anthony H. Cincotta, Ph.D.)

 /s/ Stephen A. Duzan
------------------------------    Director                                      March 30, 1998
     (Stephen A. Duzan)

 /s/ Ray L. Hunt
------------------------------    Director                                      March 30, 1998
       (Ray L. Hunt)

 /s/ Thomas F. McWilliams
------------------------------    Director                                      March 30, 1998
   (Thomas F. McWilliams)

 /s/ Albert H. Meier, Ph.D.
------------------------------    Director                                      March 30, 1998
   (Albert H. Meier, Ph.D.)

 /s/ Stephen P. Smiley
------------------------------    Director                                      March 30, 1998
    (Stephen P. Smiley)

 /s/ David L. Castaldi
------------------------------    Director                                      March 30, 1998
    (David L. Castaldi)

 /s/ W. Leigh Thompson
------------------------------    Director                                      March 30, 1998
    (W. Leigh Thompson)

                               INDEX TO EXHIBITS


Exhibit
Number                                   Document Description

    3.1  --    Amended and Restated Certificate of Incorporation of the Company.
               Filed as exhibit 3.1 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on
               November 27, 1995, and incorporated by reference herein.

    3.2  --    Certificate of Designations, Preferences and Rights of Series D
               Exchangeable Preferred Stock, as amended and restated. Filed as exhibit 3.2 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27,
               1995, and incorporated by reference herein.

    3.3  --    Third Amended and Restated By-Laws of the Company. Filed as
               exhibit 3.3 to the Company's registration statement on Form S-1
               (File No. 33-98162) filed with the Commission on November 27,
               1995, and incorporated by reference herein .

      4  --    Form of Stock Certificates of Common Stock, par value $.01 per share of the Company (Incorporated by reference to exhibit 4 to the Company's registration statement on Form S-1, file number 33-
               98162).

   10.1  --    Loan Agreement dated September 1, 1995, by and among the Company,
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

  10.28  --    Consulting Agreement dated August 24, 1995, between the Company and DBM Corporate Consulting Group, Ltd. Filed as exhibit 10.28 to the Company's registration statement on Form S-1 (File No. 33-
               98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.29  --    Form of Option and Registration Rights Agreement between the
               Company and DBM Corporate Consulting Group, Ltd. Filed as exhibit
               10.29 to the Company's registration statement on Form S-1 (File
               No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

  10.30  --    Ergo Science Corporation Stock Option Plan for Non-Employee
               Directors (Incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-8, file number 333-
               07159).

  10.31  --    First Amendment to Ergo Science Corporation Amended and Restated
               1995 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company's Registration Statement on Form S-8, file number 333-07013).

  10.32  --    Employment Agreement dated October 6, 1995, by and between the
               Company and David R. Burt. Filed as exhibit 10.32 to the
               Company's registration statement on Form S-1 (File No. 333-08327) filed with the Commission on August 9, 1996, and incorporated by reference herein.

  10.33  --    Employment Agreement dated March 1, 1996, by and between the
               Company and Robert M. Powell. Filed as exhibit 10.33 to the
               Company's registration statement on Form S-1 (File No. 333-08327) filed with the Commission on August 9, 1996, and incorporated by reference herein.

  10.34  --    Resignation Agreement dated September 12, 1996, between the
               Company and J. Warren Huff. Filed as exhibit 10.1 to the
               Company's quarterly filing on Form 10-Q (File No. 000-26988) filed with the Commission on November 13, 1996 and incorporated by reference herein.

  10.35  --    First Amendment to Employment Agreement dated October 6, 1996, between the Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.2 to the Company's quarterly filing on Form 10-Q (File
               No. 000-26988) filed with the Commission on November 13, 1996 and incorporated by reference herein.

  10.36  --    Resignation Agreement dated March 26, 1997, between the Company and Manuel Cincotta, Jr. Filed as exhibit 10.36 to the Company's annual filing on Form 10-K filed with the Commission on March 31, 1997 and incorporated by reference herein.

  10.37  --    Option Agreement dated March 26, 1997, between the Company and
               Manuel Cincotta, Jr. Filed as exhibit 10.37 to the Company's annual filing on Form 10-K filed with the Commission on March 31, 1997 and incorporated by reference herein.

  10.38  --    License Agreement effective as of February 1, 1997, between The
               General Hospital Corporation and Ergo Science Corporation and
               Ergo Research Corporation. Filed as Exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on May
               15, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

  10.39  --    Amended and Restated Supply Agreement dated October 31, 1997, by and among Ergo Science Corporation, Ergo Research Corporation and
               Geneva Pharmaceuticals, Inc. Filed as exhibit 10.1 to the
               Company's quarterly filing on Form 10-Q filed with the Commission on November 14, 1997 and incorporated by reference herein.[Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

  10.40  --    Second Amendment to Ergo Science Corporation Amended and Restated
               1995 Long-Term Incentive Plan. Filed with the Commission on
               December 9, 1997 (Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form S-8, file number
               333-41791).

  10.41  --    Joint Collaboration and License Agreement dated February 23,
               1998, by and between Ergo Science Corporation, Ergo Research
               Corporation , The R.W. Johnson Pharmaceutical Research Institute,
               ORTHO-McNeil Pharmaceutical, Inc. and Cilag AG International.
               Filed with the Commission on March 10, 1998 on Form 8-K, file number 000-26988, and incorporated by reference herein.

  10.42  --    Stock Purchase Agreement dated February 23, 1998, by and betweeen
               Ergo Science Corporation and Johnson & Johnson Development
               Corporation filed with the Commission on March 10, 1998 on Form
               8-K, file number 000-26988, and incorporated by reference herein.

     21  --    Subsidiaries of registrant.

   23.1  --    Consent of  Coopers & Lybrand L.L.P.

     27  --    Financial data schedule