Form 10-Q
period 1998-03-31
ERGO SCIENCE CORP
filed 1998-05-15
CIK 1002212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                 --------------------

                                      FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998

                                         -OR-

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from...to...

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 1, 1998 there were 14,220,266 shares of common stock, par value $.01 per share, of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ERGO SCIENCE CORPORATION

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 1998
                    and December 31, 1997. . . . . . . . . . . . . . . . .     3

               Consolidated Statements of Operations for the three
                    months ended March 31, 1998 and March 31, 1997 . . . .     4

               Consolidated Statements of Cash Flows for the three months
                    ended March 31, 1998 and March 31, 1997. . . . . . . .     5

               Notes to Consolidated Financial Statements. . . . . . . . .     6


     ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . .     8



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .      12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13


                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                           1998        1997
                                                        ---------   -----------
                                                       (Unaudited)
                    ASSETS

Current assets:
  Cash and cash equivalents.......................    $21,129,199   $13,923,115
  Short-term investments..........................     15,889,286     9,536,995
  Receivables.....................................      5,244,520            --
  Inventory.......................................             --       424,320
  Prepaid and other current assets................        249,830       260,608
                                                      -----------   ------------
    Total current assets..........................     42,512,835    24,145,038
Equipment and leasehold improvements, net.........      1,978,514     1,970,328
Deferred charges..................................      2,499,000     2,499,000
Other assets......................................         66,880        50,300
                                                      -----------   ------------
    Total assets..................................    $47,057,229   $28,664,666
                                                      -----------   ------------
                                                      -----------   ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...........    $ 3,620,663   $ 2,921,538
  Current portion of capital lease obligations....        328,367       280,305
                                                      -----------   ------------
    Total current liabilities.....................      3,949,030     3,201,843

Long-term portion of capital lease obligations....        344,046       327,442

Commitments and contingencies.....................             --            --

Stockholders' equity:
  Preferred stock, $.01 par value,
    10,000,000 shares authorized;
    6,903 shares of Series D preferred
    stock issued and outstanding
    at March 31, 1998 and December 31,
    1997 (liquidation preferences were
    $8,202,529 and $8,082,490 at March 31,
    1998 and December 31, 1997, respectively).....      5,327,859     5,207,820
  Common stock, $.01 par value,
    authorized 50,000,000 at March 31,
    1998 and December 31, 1997; issued and
    outstanding 14,167,266 shares at March
    31, 1998 and 13,493,262 shares at
    December 31, 1997.............................        141,673       134,933
  Additional paid-in capital......................    111,803,776   101,469,182
  Cumulative dividends on preferred stock.........     (3,318,292)   (3,198,253)
  Deferred compensation...........................       (751,720)     (874,473)
  Accumulated deficit.............................    (70,439,143)  (77,603,828)
                                                      -----------   ------------
    Total stockholders' equity....................     42,764,153    25,135,381
                                                      -----------   ------------
      Total liabilities and stockholders'
        equity....................................    $47,057,229   $28,664,666
                                                      -----------   ------------
                                                      -----------   ------------

The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1998           1997
                                             -----------     ------------
Revenues:
  Product revenue..........................    $2,488,520             --
  Sponsored research revenue...............     2,756,000             --
  License fees.............................    10,000,000             --
                                               ----------       -----------
                                               15,244,520             --

Operating expenses:
  Cost of product revenue..................     2,488,520             --
  Research and development.................     3,699,251       $3,345,241
  General and administrative...............     2,189,916        2,125,342
                                               ----------       -----------
                                                8,377,687        5,470,583
                                               ----------       -----------

    Net operating income (loss)............     6,866,833       (5,470,583)

Other Income:
  Interest.................................       297,852          481,020
                                               ----------       -----------
    Net income (loss)......................     7,164,685       (4,989,563)


Accretion of dividends on preferred stock..      (120,039)        (113,145)
                                               ----------       -----------
Net income (loss) to common stockholders...    $7,044,646      $(5,102,708)
                                               ----------       -----------
                                               ----------       -----------

Earnings (loss) per common share:
  Basic....................................         $0.52           $(0.39)
                                               ----------       -----------
                                               ----------       -----------
  Diluted..................................         $0.49           $(0.39)
                                               ----------       -----------
                                               ----------       -----------

Weighted average common shares outstanding:
  Basic....................................    13,613,357       13,123,034
                                               ----------       -----------
                                               ----------       -----------
  Diluted..................................    14,624,246       13,123,034
                                               ----------       -----------
                                               ----------       -----------

The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   -----------      -----------
Cash flows from operating activities:
  Net income/(loss).............................   $7,164,685       $(4,989,563)
  Adjustments to reconcile net income/(loss)
    to cash provided by (used in)
    operating activities:
      Depreciation and amortization.............      223,596           331,451
      Noncash compensation......................      114,309           646,937
      Loss on sale of equipment.................          --              6,917
      Changes in operating assets and
        liabilities:
          Receivables...........................   (5,244,520)               --
          Inventory.............................      424,320                --
          Prepaid and other current assets......       10,778          (346,981)
          Other assets..........................      (16,585)          (19,643)
          Accounts payable and accrued expenses.      699,124           247,363
                                                   ----------     --------------

Net cash provided by (used in) operating
  activities....................................    3,375,707        (4,123,519)
                                                   ----------     --------------

Cash flows from investing activities:
  Purchase of short-term investments............  (15,889,286)      (12,889,610)
  Proceeds from maturity of short-term
    investments.................................    9,537,000        20,550,986
  Purchase of equipment and leasehold
    improvements................................      (60,085)         (294,554)
  Proceeds received on sale of equipment........           --             6,000
                                                   ----------     --------------

Net cash (used in) provided by investing
  activities....................................   (6,412,371)        7,372,822
                                                   ----------     --------------

Cash flows from financing activities:
  Principal payments under capital
    lease obligations...........................     (107,030)          (50,975)
  Proceeds from stock issuance..................   10,000,000                --
  Proceeds from stock options exercised.........      349,778           103,746
                                                   ----------     --------------

Net cash provided by financing activities.......   10,242,748            52,771
                                                   ----------     --------------

Net increase in cash and cash equivalents.......    7,206,084         3,302,074

Cash and cash equivalents at beginning of
  period........................................   13,923,115        18,066,884
                                                   ----------     --------------

Cash and cash equivalents at end of period......  $21,129,199       $21,368,958
                                                   ----------     --------------
                                                   ----------     --------------

The accompanying notes are an integral part of the consolidated financial statements

                           ERGO SCIENCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Ergo Science Corporation ("Ergo" or the "Company") in accordance with generally accepted accounting principles.

     Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1998 and 1997.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

     Prior to January 1, 1998, the Company was a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As a result of the collaboration agreement entered into with Johnson & Johnson in the first quarter of 1998 (see Note 6) the Company is no longer considered a development stage enterprise as defined in SFAS 7.

2.   Cash Equivalents

     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

     Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

     At March 31, 1998 and December 31, 1997, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        Short-term Investments

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                     March 31, 1998    December 31, 1997
                                     --------------    -----------------

Commercial paper..................    $8,832,125           $6,461,033
Federal agency notes..............     7,057,161            3,075,962
                                      ----------           ----------
  Total short-term investments....   $15,889,286           $9,536,995
                                      ----------           ----------
                                      ----------           ----------

     The held-to-maturity securities are short-term in nature. Changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.        Inventory

      Pursuant to a supply agreement, the Company was responsible for the purchase and supply of all active ingredient required for the manufacturing of ERGOSET-Registered Trademark- tablets. In the fourth quarter of 1997, the Company purchased $424,320 of active ingredient to be used in the manufacturing of ERGOSET-Registered Trademark- tablets, all of which was held as raw material at December 31, 1997.

5.   Earnings/Loss Per Common Share

     Basic earnings/loss per share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings/loss per common share for the three months ended March 31:


BASIC EARNINGS/LOSS PER COMMON SHARE COMPUTATION

                                     1998               1997
                                    -------            -------

Numerator:
  Net income/(loss)                $ 7,044,646         $ (5,102,708)

Denominator:
  Weighted Average common
   shares outstanding               13,613,357          13,123,034
                                   ------------        ------------
                                   ------------        ------------
Basic Earnings/Loss
 Per Common Share                  $      0.52         $     (0.39)
                                   ------------        ------------
                                   ------------        ------------


DILUTED EARNINGS/LOSS PER COMMON SHARE COMPUTATION

                                     1998               1997
                                    -------            -------

Numerator:
  Net income/(loss)                $ 7,044,646         $ (5,102,708)
  Accretion of dividends               120,039                   --
                                   ------------        ------------
  Adjusted net income/(loss)         7,164,685           (5,102,708)

Denominator:
  Weighted Average common
   shares outstanding               13,613,357           13,123,034
  Dilutive effect of
   stock options                       472,056                   --
  Conversion of preferred stock        538,833                   --
                                   ------------        ------------
  Total shares                      14,624,246           13,123,034
                                   ------------        ------------
                                   ------------        ------------
Diluted Earnings/Loss
 Per Common Share                  $      0.49         $      (0.39)
                                   ------------        ------------
                                   ------------        ------------


     The diluted loss per common share calculated for 1997 excludes the effects of 1,664,200 options outstanding at January 1, 1997, the assumed conversion of preferred stock and accretion of dividends as the inclusion of these items would be anti-dilutive.

6.   Collaboration Agreement

     On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET-Registered Trademark-tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. In addition, Johnson & Johnson has committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of specified development, regulatory and commercial objectives subject to the terms of the Joint Collaboration Agreement.

     Under the Joint Collaboration Agreement, the Company is responsible for paying half of the development, marketing, and commercialization costs of collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. In addition, the Company assigned its rights and obligations, other than certain specified existing obligations, under a supply agreement for ERGOSET-Registered Trademark- tablets to Johnson & Johnson. Under the supply agreement, the supplier is to receive payments contingent upon the occurrence of specific events. The obligation for these contingent payments will be that of Johnson & Johnson, and the Company will reimburse Johnson & Johnson for its half of such payments.

     The Company is dependent on future payments from Johnson & Johnson to continue the development and commercialization of ERGOSET-Registered Trademark- tablets. Under the Joint Collaboration Agreement, Johnson & Johnson has primary responsibility for commercializing ERGOSET-Registered Trademark- tablets. If Johnson & Johnson desires to discontinue the collaboration, it can terminate the Joint Collaboration Agreement with the Company at any time subject to the possibility of paying penalties in certain circumstances. In addition, Johnson & Johnson has the right to terminate the Joint Collaboration Agreement at any time based on material safety or tolerability issues.

7.   Contingencies

     On April 29, 1998, the Company and the Board of Supervisors of Louisiana State University and Agriculture and Mechanical College ("LSU") entered into dispute resolution under the provisions of the parties' Novated License and Royalty Agreement ("License Agreement") dated May 1, 1995. The dispute relates to the amount of payment owed to LSU on account of various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed to LSU is significantly less than this amount.

8.   New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and, accordingly, was adopted during the first quarter of 1998. Comprehensive income/loss is the same as net income/loss for all periods presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements. Forward-looking statements reflect Ergo's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) there can be no assurance that Ergo will be able to submit clinical trial results in the future that will produce an approval by the FDA of Ergo's new, patented oral formulation of bromocriptine mesylate for the treatment of Type 2 diabetes, (2) there can be no assurance that Ergo will have sufficient capital to complete any additional trials undertaken, (3) data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with Ergo's assessment of future clinical trial results, (4) uncertainty related to the scientific development of a new medical therapy, (5) competition in the anti-diabetic and anti-obesity markets is intense; other products have been recently approved for these indications and other companies are developing competing products, (6) the need for additional funding, (7) there can be no assurance that Ergo's formulation of bromocriptine mesylate, if approved for commercial marketing, will be successful in the marketplace, or that Ergo will receive any profits from its sale, (8) if approved for commercial marketing, Johnson & Johnson, and not Ergo, is responsible for manufacturing and the timing and implementation of marketing Ergo's formulation of bromocriptime mesylate, (9) there can be no assurance that Ergo will achieve any of the objectives required for milestone payments by Johnson & Johnson,
(10) Johnson & Johnson has the right to terminate the collaboration at any time subject to the possibility of paying penalties in certain circumstances and (11) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries. Further information and additional important factors are set forth in reports and other filings of Ergo with the Securities and Exchange Commission, including, without limitation, the 1997 Annual Report on Form 10-K, generally under the section entitled "Risk Factors." Ergo does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Ergo.

Overview

     Since inception, Ergo has developed novel treatments for metabolic disorders, including Type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy ("NRT"). NRT is based on the role of neurotransmitters in regulating metabolism. The Company has dedicated most of its financial resources to research and development of ERGOSET-Registered Trademark-tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA (see "Subsequent Events"). From inception through 1997, the Company had been unprofitable.
On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity (the "Joint Collaboration Agreement"). In conjunction with the Joint Collaboration Agreement, Ergo received a $10 million license fee and approximately $2.8 million in sponsored research revenue. As a result, the Company generated net income of approximately $7.2 million for the first quarter of 1998.

Results of Operations

Three Months Ended March 31, 1997 and 1998

     Total revenues were $15,244,520 for the three month period ended March 31, 1998 and consisted of a $10 million license fee, approximately $2.8 million in sponsored research revenue and approximately $2.5 million of product revenue from raw material inventory sold at cost. These revenues were generated in connection with the Joint Collaboration Agreement. In 1997, the Company did not generate revenues.

     Research and development expenses increased from $3,345,241 to $3,699,251 for the three month periods ended March 31, 1997 and 1998, respectively. This increase was mainly due to expenses related to the New Drug Application ("NDA") for ERGOSET-Registered Trademark- (bromocriptine mesylate) tablets, Ergo's lead candidate for Type 2 diabetes, and costs associated with the Phase II obesity study.

     General and administrative expenses were generally consistent for the three month periods ended March 31, 1997 and 1998, totaling $2,125,342 and $2,189,916, respectively.

     Other income decreased from $481,020 to $297,852 for the three month periods ended March 31, 1997 and 1998, respectively. Other income was derived from interest income earned on cash, cash equivalents and short-term investments. The decrease in interest income is attributable to a decrease in the average amounts of cash, cash equivalents and short-term investments during the first three months of 1998, compared to the first three months of 1997. This amount decreased as a result of cash used to fund the Company's operations.

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

     On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. In addition, Johnson & Johnson has committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of specified development, regulatory and commercial objectives subject to the terms of the Joint Collaboration Agreement.

     Cash and cash equivalents were $21,129,199 and $13,923,115, while short-term investments were $15,889,286 and $9,536,995, at March 31, 1998 and December 31, 1997, respectively. The overall increase in cash, cash equivalents and short-term investments at March 31, 1998, was due primarily to the payments received in connection with the Joint Collaboration Agreement.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.

     In 1997, the Company initiated a Phase II clinical study to evaluate the safety and efficacy of ERGOSET-Registered Trademark- tablets to treat clinical obesity. This study is being conducted at approximately 15 clinical sites across the United States in approximately 400 clinically obese subjects. The Company is incurring and will continue to incur additional research and development expenses associated with its various clinical trials.

     In 1997, the Company filed with the FDA an NDA for ERGOSET-Registered Trademark-tablets to treat Type 2 diabetes and the FDA accepted the NDA for filing. During 1998 the Company incurred and will continue to incur costs associated with the NDA approval process.

     As of March 31, 1998, the Company's net investment in equipment and leasehold improvements was $1,978,514. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

     Based on the decision of the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, discussed below in "Subsequent Events," the Company is currently reevaluating its development programs. However, the Company currently plans to manage any changes to such programs so that the Company's available cash, cash equivalents, short-term investments, and expected interest income will fund its operations through 1999. In the event that the costs of such development programs are higher than expected, the Company will likely need additional capital. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

     The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

Subsequent Events

     On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark-tablets for Type 2 diabetes. The Company plans to meet with the FDA as soon as possible to review the committee's recommendation and to consider appropriate next steps.

                                    PART II
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               On April 29, 1998, the Company and the Board of Supervisors of Louisiana State University and Agriculture and Mechanical College ("LSU") entered into dispute resolution under the provisions of the parties' Novated License and Royalty Agreement ("License Agreement") dated May 1, 1995. The dispute relates to the amount of payment owed to LSU on account of various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed to LSU is significantly less than this amount. The dispute resolution provisions of the License Agreement provide for the current sixty-day period of good faith negotiations between the parties, followed, if necessary, by mediation and binding arbitration.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 - Financial Data Schedule.

     (b) During the quarter ended March 31, 1998, the Company filed the following report on Form 8-K:

               On March 10, 1998, the Company filed a report on Form 8-K to disclose that the Company had entered into an agreement to form a worldwide collaboration with the R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceuticals Inc., both Johnson & Johnson units, to develop and commercialize ERGOSET-Registered Trademark- (bromocriptine mesylate) tablets, the Company's lead product, and other potential products for the treatment of Type 2 diabetes and obesity, based on the Company's novel Neuroendocrine Resetting Therapy. In connection with the collaboration agreement, the Company and Johnson & Johnson entered into a Stock Purchase Agreement whereby the Company agreed to sell, and Johnson & Johnson agreed to purchase, an amount of the Company's common stock with a value of $10 million based upon the closing prices of the Company's common stock over a certain trading period.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ERGO SCIENCE CORPORATION


                                   By:  /s/ Francis M. Ferrara, Jr.
                                       ----------------------------
                                        Francis M. Ferrara, Jr.

                                   Controller
                                   (principal accounting officer)



                                   Date: May 15, 1998
                                         ---------------------------