Form 10-Q
period 1998-06-30
ERGO SCIENCE CORP
filed 1998-07-31
CIK 1002212

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

 (Mark One)

 /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_ /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At July 30, 1998 there were 14,253,267 shares of common stock, par value $.01 per share, of the registrant outstanding.

--------------------------------------------------------------------------------

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 and
                   December 31, 1997.........................................  3

             Consolidated Statements of Operations for the three
                   months and six months ended June 30, 1998
                   and June 30, 1997........................................   4


             Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1998 and June 30, 1997....................   5


             Notes to Consolidated Financial Statements.....................   6

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................   9

PART II. OTHER INFORMATION..................................................  13

SIGNATURES..................................................................  14

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,          December 31,
                                                                                      1998               1997
                                                                                   -----------        ------------
                                       ASSETS                                      (Unaudited)


Current assets:

         Cash and cash equivalents .............................................    $  18,980,487     $  13,923,115
         Short-term investments ................................................       20,767,141         9,536,995

         Inventory .............................................................             --             424,320

         Prepaid and other current assets ......................................          327,047           260,608
                                                                                    -------------     -------------
                  Total current assets .........................................       40,074,675        24,145,038
Equipment and leasehold improvements, net ......................................        1,833,163         1,970,328
Deferred charges ...............................................................             --           2,499,000
Other assets ...................................................................           68,759            50,300
                                                                                    -------------     -------------
         Total assets ..........................................................    $  41,976,597     $  28,664,666
                                                                                    -------------     -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable and accrued expenses .................................    $   3,364,151     $   2,921,538
         Deferred revenue ......................................................          151,435                --
         Current portion of capital lease obligations ..........................          327,237           280,305
                                                                                      -----------     -------------
                  Total current liabilities ....................................        3,842,823         3,201,843


Long-term portion of capital lease obligations .................................          285,692           327,442


Commitments and contingencies ..................................................             --                  --


Stockholders' equity:

         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at June 30,
           1998 and December 31, 1997 (liquidation preferences were $8,324,968 and $8,082,490 at June 30, 1998 and
           December 31, 1997, respectively) ....................................        5,450,298         5,207,820
         Common stock, $.01 par value, authorized 50,000,000 at June 30, 1998 and December 31, 1997; issued and outstanding 14,253,267 shares at
           June 30, 1998 and 13,493,262 shares at December 31, 1997 ............          142,533           134,933
         Additional paid-in capital ............................................      112,006,918       101,469,182
         Cumulative dividends on preferred stock ...............................       (3,440,731)       (3,198,253)
         Deferred compensation .................................................         (624,977)         (874,473)
         Accumulated deficit ...................................................      (75,685,959)      (77,603,828)
                                                                                    -------------     -------------
                  Total stockholders' equity ...................................       37,848,082        25,135,381
                                                                                    -------------     -------------
                          Total liabilities and stockholders' equity ...........    $  41,976,597     $  28,664,666
                                                                                    -------------     -------------


               The accompanying notes are an integral part of the
                       consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


       F


                                                    Three Months Ended June 30       Six Months Ended June 30
                                                    --------------------------       ------------------------
                                                      1998              1997            1998        1997
                                                      ----              ----            ----        ----

Revenues:
         Product revenue ....................            --               --       $  2,488,520             --
         Sponsored research revenue .........    $  1,972,465             --          4,728,465             --
         License fees .......................            --               --         10,000,000             --
                                                 ------------     ------------     ------------     -----------
                                                    1,972,465             --         17,216,985             --

Operating expenses:
         Cost of product revenue                         --               --          2,488,520             --
         Research and development ...........       3,662,634     $  2,899,048        7,361,885     $  6,244,289
         Write-off related to renegotiated
         Supply agreement ...................       2,499,000             --          2,499,000             --
         General and administrative                 1,622,111        1,778,914        3,812,027        3,904,256
                                                 ------------     ------------     ------------     ------------
                                                    7,783,745        4,677,962       16,161,432       10,148,545
                                                 ------------     ------------     ------------     ------------
                  Net operating income (loss)      (5,811,280)      (4,677,962)       1,055,553      (10,148,545)

Other Income:

         Interest ...........................         564,465          438,646          862,316          919,666
                                                 ------------     ------------     ------------      -----------
                  Net income (loss) .........      (5,246,815)      (4,239,316)       1,917,869       (9,228,879)

Accretion of dividends on preferred stock ...        (122,439)        (115,409)        (242,478)        (228,554)
                                                 ------------      ------------    ------------      -----------
Net income (loss) to common stockholders ....    $ (5,369,254)    $ (4,354,725)    $  1,675,391     $ (9,457,433)
                                                 ------------     ------------     ------------      -----------
Earnings (loss) per common share:
         Basic..............................     $      (0.38)    $      (0.33)    $       0.12     $      (0.72)
                                                 ------------     ------------     ------------     ------------

         Diluted............................     $      (0.38)    $      (0.33)    $       0.12     $      (0.72)
                                                 ------------     ------------     ------------     ------------

Weighted average common shares outstanding:

         Basic ..............................      14,222,585       13,179,781       13,919,654       13,149,907
                                                 ------------     ------------     ------------     ------------
                                                 ------------     ------------     ------------     ------------
         Diluted ............................      14,222,585       13,179,781       14,251,367       13,149,907
                                                 ------------     ------------     ------------     ------------
                                                 ------------     ------------     ------------     ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements

                            ERGO SCIENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                                                                        Six Months Ended June 30,
                                                                                                      -----------------------------
                                                                                                         1998              1997
                                                                                                         ----              -----
Cash flows from operating activities:
         Net income (loss) ........................................................................   $  1,917,869     $ (9,228,879)
         Adjustments to reconcile net income (loss) to cash used by operating activities:
             Depreciation and amortization ........................................................        454,680          700,433
             Noncash compensation .................................................................        224,338          766,663
             Loss on sale of equipment ............................................................           --              6,917
             Noncash charge for write-off related to renegotiated supply agreement ................      2,499,000             --
             Changes in operating assets and liabilities:
                  Inventory .......................................................................        424,320             --
                  Prepaid and other current assets ................................................        (66,440)        (306,552)
                  Other assets ....................................................................        (18,465)         (27,898)
                  Accounts payable and accrued expenses ...........................................        442,613          239,213
                  Deferred revenue ................................................................        151,435             --
                                                                                                      ------------     -------------
Net cash provided by (used in) operating activities ...............................................      6,029,350       (7,850,103)
                                                                                                      ------------     -------------
Cash flows from investing activities:
         Purchase of short-term investments .......................................................    (32,342,900)     (23,224,472)
         Proceeds from maturity of short-term investments .........................................     21,112,759       33,366,787
         Purchase of equipment and leasehold improvements .........................................       (145,818)        (457,905)
         Proceeds received on sale of equipment ...................................................           --              6,000
                                                                                                      ------------     -------------
Net cash (used in) provided by investing activities ...............................................    (11,375,959)       9,690,410
                                                                                                      ------------     -------------
Cash flows from financing activities:
         Principal payments under capital lease obligations .......................................       (166,513)        (109,276)
         Proceeds from issuance of common stock ...................................................     10,000,000             --
         Proceeds from stock options exercised ....................................................        570,494          146,965
                                                                                                      ------------     -------------
Net cash provided by financing activities .........................................................     10,403,981           37,689
                                                                                                      ------------     -------------
Net increase in cash and cash equivalents .........................................................      5,057,372        1,877,996
Cash and cash equivalents at beginning of period ..................................................     13,923,115       18,066,884
                                                                                                      ------------     -------------

Cash and cash equivalents at end of period ........................................................   $ 18,980,487     $ 19,944,880
                                                                                                      ------------     -------------
                                                                                                      ------------     -------------



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

     Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1998 and 1997.

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

     Prior to January 1, 1998, the Company was a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As a result of the collaboration agreement entered into with Johnson & Johnson in the first quarter of 1998, the Company is no longer considered a development stage enterprise as defined in SFAS 7.

     Reclassification
     Certain amounts from prior years have been reclassified to conform to the current year presentation.

2.   Cash Equivalents

     The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

     Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

     At June 30, 1998 and December 31, 1997, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.   Short-term Investments

     The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.


                                             June 30, 1998     December 31, 1997
                                             -----------       -----------------

Commercial paper ........................    $ 7,985,165             $ 6,461,033
Federal agency notes ....................     12,781,976               3,075,962
                                             -----------             -----------
        Total short-term investments.....    $20,767,141             $ 9,536,995
                                             -----------             -----------
                                             -----------             -----------

     The held-to-maturity securities are short-term in nature. Changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.   Inventory

     Pursuant to a supply agreement, the Company was responsible for the purchase and supply of all active ingredient required for the manufacturing of ERGOSET-Registered Trademark- tablets. In the fourth quarter of 1997, the Company purchased $424,320 of active ingredient to be used in the manufacturing of ERGOSET-Registered Trademark- tablets, all of which was held as raw material at December 31, 1997. The inventory was sold to Johnson & Johnson in the first quarter of 1998.

5.   Deferred Charges

     The deferred charges balance at December 31, 1997 represented the capitalized fair value of stock issued in 1997 to the Company's drug supplier in exchange for an improvement in the terms of the supply agreement. As a result of the unfavorable recommendation given by the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA on May 14, 1998, the Company determined that the value of this asset had been materially impaired due to the uncertainty that the improved supply terms would be realized. As a result, the Company wrote-off the balance of this asset in the second quarter of 1998.

6.   Earnings/Loss Per Common Share

     Basic earnings/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings/loss per common share:


Basic earnings/loss per common share computation

                                           Three Months Ended June 30       Six Months Ended June 30
                                        -----------------------------     ----------------------------
                                             1998             1997           1998            1997
                                             ----             ----           ----            ----
Numerator:
     Net income/(loss)                  $ (5,369,254)    $ (4,354,725)    $  1,675,391    $ (9,457,433)
Denominator:

     Weighted average common shares
       outstanding                        14,222,585       13,179,781       13,919,654      13,149,907
                                        ------------     ------------     ------------    ------------
                                        ------------     ------------     ------------    ------------
Basic earnings/loss per common share    $      (0.38)    $      (0.33)    $       0.12    $      (0.72)
                                        ------------     ------------     ------------    ------------




Diluted earnings/loss per common         Three Months Ended June 30        Six Months Ended June 30
share computation                        -----------------------------     ----------------------------

                                               1998            1997            1998            1997
                                               ----            ----            ----            ----
Numerator:
     Net income/(loss)                   $ (5,369,254)    $ (4,354,725)    $  1,675,391    $ (9,457,433)
Denominator:
     Weighted average common shares        14,222,585       13,179,781       13,919,654      13,149,907
       outstanding

     Dilutive effect of stock options            --               --            331,713            --
                                         ------------     ------------     ------------    ------------
     Total shares                          14,222,585       13,179,781       14,251,367      13,149,907
                                         ------------     ------------     ------------    ------------
Diluted earnings/loss per common
share                                    $      (0.38)    $      (0.33)    $       0.12    $      (0.72)
                                         ------------     ------------     ------------    ------------
                                         ------------     ------------     ------------    ------------

     The diluted loss per common share calculated for the three and six month periods ended June 30, 1997 excludes the effects of 1,664,200 options outstanding at January 1, 1997, and the diluted loss per common share calculated for the three months ended June 30, 1998 excludes the effects of 1,828,894 options outstanding at January 1, 1998. These amounts are excluded, as their inclusion would be anti-dilutive.

7.   Contingencies

     On April 29, 1998, the Company and the Board of Supervisors of Louisiana State University and Agriculture and Mechanical College ("LSU") entered into dispute resolution under the provisions of the parties' Novated License and Royalty Agreement ("License Agreement") dated May 1, 1995. The dispute relates to the amount of payment owed to LSU arising from various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed to LSU is significantly less than this amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements. Forward-looking statements reflect Ergo's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) there can be no assurance that Ergo will be able to submit clinical trial results in the future that will produce an approval by the FDA of ERGOSET-Registered Trademark-tablets for the treatment of Type 2 diabetes or obesity, (2) there can be no assurance that Ergo will have sufficient capital to complete any additional trials undertaken, (3) data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with Ergo's assessment of future clinical trial results, (4) uncertainty related to the scientific development of a new medical therapy, (5) competition in the anti-diabetic and anti-obesity markets is intense; other products have been recently approved for these indications and other companies are developing competing products, (6) the need for additional funding, (7) there can be no assurance that ERGOSET-Registered Trademark- tablets, if approved for commercial marketing, will be successful in the marketplace, or that Ergo will receive any profits from its sale, (8) if approved for commercial marketing, Johnson & Johnson, and not Ergo, is responsible for manufacturing and the timing and implementation of marketing ERGOSET-Registered Trademark-tablets, (9) there can be no assurance that Ergo will achieve any of the objectives required for milestone payments by Johnson & Johnson, (10) Johnson & Johnson has the right to terminate the collaboration at any time subject to the possibility of paying penalties in certain circumstances, and (11) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries. Further information and additional important factors are set forth in reports and other filings of Ergo with the Securities and Exchange Commission, including, without limitation, the 1997 Annual Report on Form 10-K, generally under the section entitled "Risk Factors." Ergo does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Ergo.

Overview

     Since inception, Ergo has developed novel treatments for metabolic disorders, including Type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy-Registered Trademark- ("NRT-TM-"). NRT-TM- is based on the role of neurotransmitters in regulating metabolism. The Company has dedicated most of its financial resources to research and development of ERGOSET-Registered Trademark- tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA.

     From inception through 1997, the Company had been unprofitable. On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity (the "Joint Collaboration Agreement"). In conjunction with the Joint Collaboration Agreement, Ergo received a $10 million license fee and approximately $4.7 million in sponsored research revenue. As a result, the Company generated net income of approximately $1.9 million for the first half of 1998.

     On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's

NDA for ERGOSET-Registered Trademark- tablets for Type 2 diabetes. The Company has been meeting with the FDA to review the committee's recommendation and to consider appropriate next steps.

Results of Operations

Three Months and Six Months Ended June 30, 1997 and 1998

     Total revenues were $1,972,465 and $17,216,985 for the three and six month periods ended June 30, 1998, respectively. Revenues for the second quarter of 1998 consisted of sponsored research payments. Total revenues for the first six months of 1998 consisted of a $10 million license fee, approximately $4.7 million in sponsored research revenue and approximately $2.5 million of product revenue from raw material inventory sold at cost. All revenues in 1998 were derived from the Joint Collaboration Agreement. In 1997, the Company did not generate revenues.

     Research and development expenses increased from $2,899,048 to $3,662,634 and from $6,244,289 to $7,361,885 for the three and six month periods ended June 30, 1997 and 1998, respectively. These increases were mainly due to expenses related to the New Drug Application (NDA) for ERGOSET-Registered Trademark-(bromocriptine mesylate) tablets, Ergo's lead candidate for Type 2 diabetes, and costs associated with the ongoing Phase II weight-loss study in obese subjects.

     The write-off related to renegotiated supply agreement charge of $2,499,000 relates to the write-off of the capitalized fair value of stock issued in the fourth quarter of 1997 to the Company's drug supplier. See "Liquidity and Capital Resources" for further discussion.

     General and administrative expenses decreased from $1,778,914 to $1,622,111 for the three month periods ended June 30, 1997 and 1998, respectively. The decrease resulted from a reduction in legal and consulting fees, which were largely offset by the addition of commercialization costs associated with the Joint Collaboration Agreement. For the six month periods ended June 30, 1997 and 1998, costs were generally consistent totaling $3,904,256 and $3,812,027, respectively.

     For the three month periods ended June 30, 1997 and 1998, other income increased from $438,646 to $564,465, respectively, while for the six month periods ended June 30, 1997 and 1998, other income decreased from $919,666 to $862,316, respectively. Other income was derived from interest income earned on cash, cash equivalents and short-term investments. The increase and decrease in interest income is attributable to a change in the average amounts of cash, cash equivalents and short-term investments during the comparable periods in 1997 and 1998. Cash, cash equivalents and short-term investment increases were attributable to payments received in conjunction with the Joint Collaboration Agreement, while decreases were the result of cash used to fund the Company's operations.

Liquidity and Capital Resources

     Since its inception, the Company's primary source of cash has been from financing activities, which have consisted of private placements of equity securities, two public offerings and the Joint Collaboration Agreement. Private placements of equity securities provided the Company with aggregate proceeds of $42,999,000. On December 19,

1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering.

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

     Cash and cash equivalents were $18,980,487 and $13,923,115, while short-term investments were $20,767,141 and $9,536,995, at June 30, 1998 and December 31, 1997, respectively. The overall increase in cash, cash equivalents and short-term investments at June 30, 1998, was due primarily to payments received in connection with the Joint Collaboration Agreement.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.

     In 1997, the Company initiated a Phase II clinical study to evaluate the safety and efficacy of ERGOSET-Registered Trademark- tablets to treat clinical obesity. This study is being conducted at approximately 14 clinical sites across the United States in approximately 300 clinically obese subjects. In July 1998, enrollment for this study was completed. The Company is incurring and will continue to incur additional research and development expenses associated with its various clinical trials.

     In 1997, the Company filed with the FDA an NDA for ERGOSET-Registered Trademark- tablets to treat Type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark- tablets for Type 2 diabetes. The Company has been meeting with the FDA to review the committee's recommendation and to consider appropriate next steps. During 1998, the Company incurred and will continue to incur costs associated with the NDA review process.

     As a result of the unfavorable recommendation given by the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, the Company recorded a noncash charge of $2,499,000 for the write-off of a deferred asset. This asset represented the capitalized fair value of stock issued in 1997 to the Company's drug supplier in exchange for an improvement in the terms of the supply agreement. The Company had determined that the value of this asset had been materially impaired due to the uncertainty that the improved supply terms would be realized by the Company and thus, fully expensed the amount in the second quarter of 1998. (See Note 9 of the audited financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997).

     As of June 30, 1998, the Company's net investment in equipment and leasehold improvements was $1,833,163. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

     Based on the decision of the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, discussed above, the Company is currently reevaluating its development programs. However, the Company currently plans to manage any changes to such programs so that the Company's available cash, cash equivalents, short-term investments, and expected interest income will fund its operations through 1999. In the event that the costs of such development programs are higher than expected, the Company may need additional capital prior to 2000. There can be no assurance that the Company will be able to complete the development and initial commercial launch of any product with such capital resources and additional capital resources that may become available under the terms of the Joint Collaboration Agreement. To the extent the Company raises additional capital by issuing equity securities,ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

     The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

                                     PART II

                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits:

                  27 - Financial Data Schedule

                  Reports on Form 8-K:
                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ERGO SCIENCE CORPORATION

                                  By:  /s/  Francis M. Ferrara, Jr.
                                       -----------------------------------------
                                       Francis M. Ferrara, Jr.
                                       Controller (principal accounting officer)

                                  Date:  July 31, 1998
                                         ---------------------------------------