Form 10-Q
period 1998-09-30
ERGO SCIENCE CORP
filed 1998-10-28
CIK 1002212

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

 (Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At October 25, 1998 there were 14,253,267 shares of common stock, par value $.01 per share, of the registrant outstanding.

================================================================================

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998 and
                           December 31, 1997 .......................................     3


                  Consolidated Statements of Operations for the three
                           months and nine months ended September 30, 1998
                           and September 30, 1997 ..................................     4


                  Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 1998 and September 30, 1997 .........     5


                  Notes to Consolidated Financial Statements .......................     6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..............................     9

PART II. OTHER INFORMATION .........................................................    13

SIGNATURES .........................................................................    14


                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,                December 31,
                                                                                      1998                        1997
                                                                           --------------------------------------------------------
                                  ASSETS                                          (Unaudited)
Current assets:

         Cash and cash equivalents ....................................................    $  21,983,261     $  13,923,115

         Short-term investments .......................................................       15,170,459         9,536,995

         Inventory ....................................................................             --             424,320

         Prepaid and other current assets .............................................          242,013           260,608
                                                                                           -------------     -------------
                  Total current assets ................................................       37,395,733        24,145,038


Equipment and leasehold improvements, net .............................................        1,629,656         1,970,328

Deferred charges ......................................................................             --           2,499,000

Other assets ..........................................................................          162,891            50,300
                                                                                           -------------     -------------
                  Total assets ........................................................    $  39,188,280     $  28,664,666
                                                                                           -------------     -------------
                                                                                           -------------     -------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable and accrued expenses ........................................    $   3,098,766     $   2,921,538

         Deferred revenue .............................................................          331,435              --

         Current portion of capital lease obligations .................................          292,750           280,305
                                                                                           -------------     -------------
                  Total current liabilities ...........................................        3,722,951         3,201,843

Long-term portion of capital lease obligations ........................................          214,931           327,442

Commitments and contingencies .........................................................             --                --

Stockholders' equity:

         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding
              at September 30, 1998 and December 31, 1997
              (liquidation
              preferences were $8,448,607 and $8,082,490 at September 30, 1998 and
              December 31, 1997, respectively) ........................................        5,573,937         5,207,820

         Common stock, $.01 par value, authorized 50,000,000 at
              September 30, 1998 and December 31, 1997; issued and outstanding
              14,253,267 shares at September 30, 1998 and 13,493,262
              shares at December 31, 1997 .............................................          142,533           134,933


         Additional paid-in capital ...................................................      111,991,087       101,469,182

         Cumulative dividends on preferred stock ......................................       (3,564,370)       (3,198,253)

         Deferred compensation ........................................................         (501,867)         (874,473)

         Accumulated deficit ..........................................................      (78,390,922)      (77,603,828)
                                                                                           -------------     -------------
                  Total stockholders' equity ..........................................       35,250,398        25,135,381
                                                                                           -------------     -------------
                          Total liabilities and stockholders' equity ..................    $  39,188,280     $  28,664,666
                                                                                           -------------     -------------



The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended September 30    Nine Months Ended September 30
                                                         1998             1997             1998             1997
                                                     ------------    -------------     ------------    -------------
Revenues:

         Product revenue ........................            --               --       $  2,488,520             --

         Sponsored research revenue .............    $    856,973             --          5,585,438             --

         License fees ...........................            --               --         10,000,000             --
                                                     ------------    -------------     ------------    -------------
                                                          856,973             --         18,073,958             --
Operating expenses:

         Cost of product revenue ................            --               --          2,488,520             --

         Research and development ...............       2,710,304     $  3,393,385       10,072,189     $  9,637,674

         Write-off related to renegotiated supply
             agreement ..........................            --               --          2,499,000             --

         General and administrative .............       1,371,373        1,255,645        5,183,401        5,159,901
                                                     ------------    -------------     ------------    -------------

                                                        4,081,677        4,649,030       20,243,110       14,797,575
                                                     ------------    -------------     ------------    -------------
                  Net operating loss ............      (3,224,704)      (4,649,030)      (2,169,152)     (14,797,575)

Other Income:



         Interest ...............................         519,740          406,198        1,382,056        1,325,864
                                                     ------------    -------------     ------------    -------------
                  Net loss ......................      (2,704,964)      (4,242,832)        (787,096)     (13,471,711)

Accretion of dividends on preferred stock .......        (123,639)        (116,541)        (366,117)        (345,095)
                                                     ------------    -------------     ------------    -------------
Net loss to common stockholders .................    $ (2,828,603)    $ (4,359,373)    $ (1,153,213)    $(13,816,806)
                                                     ------------    -------------     ------------    -------------
Net loss per common share:

        Basic ...................................    $      (0.20)    $      (0.33)    $      (0.08)    $      (1.05)
                                                     ------------    -------------     ------------    -------------
                                                     ------------    -------------     ------------    -------------
        Diluted .................................    $      (0.20)    $      (0.33)    $      (0.08)    $      (1.05)
                                                     ------------    -------------     ------------    -------------
                                                     ------------    -------------     ------------    -------------


Weighted average common shares outstanding:

        Basic ...................................      14,253,267       13,181,249       14,032,080       13,160,469
                                                     ------------    -------------     ------------    -------------

        Diluted .................................      14,253,267       13,181,249       14,032,080       13,160,469
                                                     ------------    -------------     ------------    -------------


The accompanying notes are an integral part of the consolidated financial statements

                                             ERGO SCIENCE CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                          1998             1997
                                                                                     --------------   --------------
Cash flows from operating activities:

         Net loss ................................................................    $   (787,096)    $(13,471,711)


         Adjustments to reconcile net loss to cash used by operating activities:

             Depreciation and amortization .......................................         677,745        1,068,857

             Noncash compensation ................................................         331,612          857,427

             Noncash charge for write-off related to renegotiated supply agreement       2,499,000             --

             Changes in operating assets and liabilities:

                  Inventory ......................................................         424,320             --

                  Prepaid and other current assets ...............................          18,595         (120,146)

                  Other assets ...................................................        (112,591)          (6,314)

                  Accounts payable and accrued expenses ..........................         177,228          218,685

                  Deferred revenue ...............................................         331,435             --
                                                                                     --------------   --------------
Net cash provided by (used in) operating activities ..............................       3,560,248      (11,453,202)
                                                                                     --------------   --------------

Cash flows from investing activities:

         Purchase of short-term investments ......................................     (47,351,893)     (31,877,064)

         Proceeds from maturity of short-term investments ........................      41,718,439       43,717,307

         Purchase of equipment and leasehold improvements ........................        (165,380)        (564,920)

         Proceeds received on sale of equipment ..................................            --              6,000
                                                                                     --------------   --------------
Net cash (used in) provided by investing activities ..............................      (5,798,834)      11,281,323
                                                                                     --------------   --------------
Cash flows from financing activities:

         Principal payments under capital lease obligations ......................        (271,762)        (171,935)

         Proceeds from issuance of common stock ..................................      10,000,000             --

         Proceeds from stock options exercised ...................................         570,494          286,474
                                                                                     --------------   --------------
Net cash provided by financing activities ........................................      10,298,732          114,539
                                                                                     --------------   --------------
Net increase (decrease) in cash and cash equivalents .............................       8,060,146          (57,340)

Cash and cash equivalents at beginning of period .................................      13,923,115       18,066,884
                                                                                     --------------   --------------
Cash and cash equivalents at end of period .......................................    $ 21,983,261     $ 18,009,544
                                                                                     --------------   --------------


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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1998 and 1997.

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

         At September 30, 1998 and December 31, 1997, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        Short-term Investments

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                     September 30, 1998  December 31, 1997

Commercial paper ....................    $ 3,671,338        $ 6,461,033

Federal agency note .................     11,499,121          3,075,962
                                          ----------          ---------

         Total short-term investments    $15,170,459        $ 9,536,995
                                          ----------          ---------
                                          ----------          ---------


      The held-to-maturity securities are short-term in nature. Changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    Inventory

      Pursuant to a supply agreement, the Company was responsible for the purchase and supply of all active ingredient required for the manufacturing of ERGOSET-Registered Trademark- tablets. In the fourth quarter of 1997, the Company purchased $424,320 of active ingredient to be used in the manufacturing of ERGOSET-Registered Trademark-tablets, all of which was held as raw material at December 31, 1997. The inventory was sold to Johnson & Johnson in the first quarter of 1998.

 5.    Deferred Charges

      The deferred charges balance at December 31, 1997 represented the capitalized fair value of stock issued in 1997 to the Company's drug supplier in exchange for an improvement in the terms of the supply agreement. As a result of the unfavorable recommendation given by the Endocrinologic and Metabolic Drugs Advisory Committee of the Federal Food and Drug Administration ("FDA") on May 14, 1998, the Company determined that the value of this asset had been materially impaired due to the uncertainty that the improved supply terms would be realized. As a result, the Company wrote-off the balance of this asset in the second quarter of 1998.

6.    Deferred Revenue

      The deferred revenue balance at September 30, 1998 represents unearned sponsored research payments received from Johnson & Johnson in conjunction with the joint collaboration agreement.

7.    Net Loss Per Common Share

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

      Basic loss per common share is the same as diluted loss per common share.

8.   Contingencies

     On April 29, 1998, the Company and the Board of Supervisors of Louisiana State University and Agriculture and Mechanical College ("LSU") entered into dispute resolution under the provisions of the parties' Novated License and Royalty Agreement dated May 1, 1995. The dispute relates to the amount of payment owed to LSU arising from various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed to LSU is significantly less than this amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements. Forward-looking statements reflect Ergo's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, (1) there can be no assurance that Ergo will be able to submit clinical trial results in the future that will produce an approval by the FDA of ERGOSET-Registered Trademark- tablets for the treatment of Type 2 diabetes or obesity, (2) there can be no assurance that Ergo will have sufficient capital to complete any additional trials undertaken, (3) data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with Ergo's assessment of future clinical trial results, (4) uncertainty related to the scientific development of a new medical therapy, (5) competition in the anti-diabetic and anti-obesity markets is intense; other products have been recently approved for these indications and other companies are developing competing products,
(6) the need for additional funding, (7) there can be no assurance that ERGOSET-Registered Trademark- tablets, if approved for commercial marketing, will be successful in the marketplace, or that Ergo will receive any profits from its sale, (8) if approved for commercial marketing, Johnson & Johnson, and not Ergo, is responsible for manufacturing and the timing and implementation of marketing ERGOSET-Registered Trademark- tablets, (9) there can be no assurance that Ergo will achieve any of the objectives required for milestone payments by Johnson & Johnson, (10) Johnson & Johnson has the right to terminate the collaboration at any time subject to the possibility of paying penalties in certain circumstances, and (11) the uncertainty relating to patent protection in the pharmaceutical and biotechnology industries. Further information and additional important factors are set forth in reports and other filings of Ergo with the Securities and Exchange Commission, including, without limitation, the 1997 Annual Report on Form 10-K, generally under the section entitled "Risk Factors." Ergo does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Ergo.

Overview

      Since inception, Ergo has developed novel treatments for metabolic disorders, including Type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy-Registered Trademark- ("NRT-Registered Trademark-"). NRT-Registered Trademark- is based on the role of neurotransmitters in regulating metabolism. The Company has dedicated most of its financial resources to research and development of ERGOSET-Registered Trademark-tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA.

      From inception through 1997, the Company had been unprofitable. On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity (the "Joint Collaboration Agreement"). In conjunction with the Joint Collaboration Agreement, Ergo received a $10 million license fee and approximately $5.6 million in sponsored research revenue.

      On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark-tablets for Type 2 diabetes. The Company has been meeting with the

FDA to review the committee's recommendation and to consider appropriate next steps. In August 1998, the FDA notified the Company of a 90-day extension to November 20, 1998 to review additional data submitted by the Company.

Results of Operations

Three Months and Nine Months Ended September 30, 1997 and 1998

      Total revenues were $856,973 and $18,073,958 for the three and nine month periods ended September 30, 1998, respectively. Revenues for the third quarter of 1998 consisted of sponsored research payments. Total revenues for the first nine months of 1998 consisted of a $10 million license fee, approximately $5.6 million in sponsored research revenue and approximately $2.5 million of product revenue from raw material inventory sold at cost. All revenues in 1998 were derived from the Joint Collaboration Agreement. In 1997, the Company did not generate revenues.

      Research and development expenses decreased from $3,393,385 to $2,710,304 for the three month periods ended September 30, 1997 and 1998, respectively. This decrease was mainly due to the reduction of expenses related to various clinical trials. For the nine month periods ended September 30, 1997 and 1998, expenses increased from $9,637,674 to $10,072,189. Substantial costs were incurred in the first nine months of 1997 in relation to the preparation of the NDA for ERGOSET-Registered Trademark- (bromocriptine mesylate) tablets for Type 2 diabetes. For the same period in 1998, significant expenditures were incurred due to the preparation for the panel meeting with the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA and ongoing clinical trials of the Phase II weight-loss study in obese subjects.

      The "write-off related to renegotiated supply agreement" charge of $2,499,000 represents the write-off of the capitalized fair value of stock issued in the fourth quarter of 1997 to the Company's drug supplier. See "Liquidity and Capital Resources" for further discussion.

      General and administrative expenses remained relatively constant for the three and nine month periods ended September 30, 1997 and 1998, increasing from $1,255,645 to $1,371,373 and $5,159,901 to $5,183,401, respectively.

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

      On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson

& Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. In addition, Johnson & Johnson has committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement.

      Cash and cash equivalents were $21,983,261 and $13,923,115, while short-term investments were $15,170,459 and $9,536,995, at September 30, 1998 and December 31, 1997, respectively. The overall increase in cash, cash equivalents and short-term investments at September 30, 1998, was due primarily to payments received in connection with the Joint Collaboration Agreement.

      The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.

      In 1997, the Company initiated a Phase II clinical study at 14 clinical sites across the United States enrolling approximately 300 clinically obese subjects to evaluate the safety and efficacy of ERGOSET-Registered Trademark-tablets to treat clinical obesity. In July 1998, enrollment for this study was completed. Final study results are anticipated to be reported in the first half of 1999. The Company is incurring and will continue to incur additional research and development expenses associated with its various clinical trials.

      In 1997, the Company filed with the FDA an NDA for ERGOSET-Registered Trademark- tablets to treat Type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark-tablets for Type 2 diabetes. The Company has been meeting with the FDA to review the committee's recommendation and to consider appropriate next steps. In August 1998, the FDA notified the Company of a 90-day extension to November 20, 1998 to review additional data submitted by the Company. During 1998, the Company incurred and will continue to incur costs associated with the NDA review process.

      As a result of the unfavorable recommendation given by the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, the Company recorded a noncash charge of $2,499,000 for the write-off of a deferred asset. This asset represented the capitalized fair value of stock issued in 1997 to the Company's drug supplier in exchange for an improvement in the terms of the supply agreement. The Company had determined that the value of this asset had been materially impaired due to the uncertainty that the improved supply terms would be realized by the Company and, thus, fully expensed the amount in the second quarter of 1998. (See Note 9 of the audited financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997).

      As of September 30, 1998, the Company's net investment in equipment and leasehold improvements was $1,629,656. The Company expects that additional equipment and facilities will be needed to the extent it increases its research and development activities.

      Based on the decision of the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, discussed above, the Company is currently reevaluating its development programs.

However, the Company currently plans to manage any changes to such programs so that the Company's available cash, cash equivalents, short-term investments, and expected interest income will fund its operations through 1999. In the event that the costs of such development programs are higher than expected, the Company may need additional capital prior to the end of 1999. There can be no assurance that the Company will be able to complete the development and initial commercial launch of any product with such capital resources and additional capital resources that may become available under the terms of the Joint Collaboration Agreement. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

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

                                 ERGO SCIENCE CORPORATION

                                 By: /s/  Francis M. Ferrara, Jr.
                                    -------------------------------------------
                                     Francis M. Ferrara, Jr.
                                     Controller (principal accounting officer)

                                 Date:  October 28, 1998
                                    -------------------------------------------