Form 10-K
period 1998-12-31
ERGO SCIENCE CORP
filed 1999-03-30
CIK 1002212

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

                                      -OR-

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from...to...

                           Commission File No. 0-24936

                            ERGO SCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                 04-3271667
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

            Charlestown Navy Yard
               33 Third Avenue
         Charlestown, Massachusetts                           0219
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999, was approximately $5,100,000. As of March 15, 1999, there were 14,254,467 outstanding shares of the registrant's common stock.

Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

      This Report contains forward-looking statements of the Company. Forward-looking statements reflect the Company's current views with respect to these events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation, the factors set forth below in "Risk Factors."

Overview

      Ergo Science Corporation ("Ergo" or the "Company") is developing the drug ERGOSET(R) tablets for the treatment of metabolic disorders. The Company has decided to appeal the November 1998 denial by the U.S. Food & Drug Administration ("FDA") of the Company's New Drug Application ("NDA") for ERGOSET(R) tablets for the treatment of type 2 diabetes. As a result of the FDA's denial, the Company discontinued funding of its pre-clinical programs, including its pre-clinical development efforts on product candidates in both its photodynamic therapy (PDT) program and its Neuroendocrine Resetting Therapy(R) ("NRT(R)") program, and significantly reduced its work-force. The Company is also considering strategic alternatives.

      The Company filed an NDA in August 1997 for its lead product candidate, ERGOSET(R) tablets, for the treatment of type 2 diabetes. The FDA accepted this application for filing in October 1997. On May 14, 1998, the FDA Advisory Panel for ERGOSET(R) tablets found that there was not sufficient evidence to recommend the NDA for approval. On November 20, 1998, Ergo received a letter from the Division of Metabolic and Endocrinologic Drug Products at the FDA indicating that the Company's NDA for ERGOSET(R) tablets for the treatment of type 2 diabetes was not approvable, citing an overall benefit to risk ratio. The Company has decided to appeal this decision within the FDA.

      In February 1998, the Company entered into a worldwide joint collaboration with The R.W. Johnson Pharmaceutical Research Institute, Ortho-McNeil Pharmaceutical, Inc. and Cilag AG International (collectively referred to as "Johnson & Johnson") to develop and commercialize ERGOSET(R) tablets, as well as other potential drug candidates acting through the NRT(R) mechanism, for the treatment of type 2 diabetes and obesity. On December 4, 1998, Johnson & Johnson notified Ergo of its termination of the joint collaboration, effective January 3, 1999. As a result, the Company does not have a marketing partner for ERGOSET(R) tablets, if approved.

      The Company's previous pre-clinical research primarily focused on novel treatments for metabolic disorders, including type 2 diabetes and obesity based on its core technology, NRT(R). NRT(R) is based on the role of neurotransmitters in regulating metabolism. The Company believes that its approach may provide the foundation for a new class of treatments for a variety of glucose and lipid disorders. The Company's research suggests that diabetic humans have daily neuroendocrine patterns that are different from healthy subjects. The Company's strategy for treating type 2 diabetes in humans is to administer a neurotransmitter-modulating agent, such as ERGOSET(R) tablets, on a timed basis to reset the abnormal daily neuroendocrine patterns of the patients to resemble more closely the daily neuroendocrine patterns of normal, lean, non-diabetic subjects. See "Business-- Development of ERGOSET(R) Tablets for the Treatment of Diabetes."

Development of ERGOSET(R) Tablets for the Treatment of Diabetes

      Diabetes as a Metabolic Disorder. The Company's primary research focused on the treatment of type 2 diabetes, obesity and related metabolic disorders. These metabolic disorders involve defects in the neuroregulatory mechanisms that control the integrated, complex relationship between glucose and fat metabolism. To sustain life, the human body must break down food into glucose, fat and protein. Glucose, a simple form of sugar, is used as a primary source of energy for the body's cells. When the amount of glucose available becomes greater than the body requires, it is converted into fat (triglycerides) and stored within the adipose tissue for later use when food is unavailable. When glucose is not available from food, triglycerides in the adipose tissue are broken down into free fatty acids that stimulate glucose production by the liver. Insulin, which is secreted by the pancreas, plays an important role in regulating the level of glucose in the blood stream by stimulating the use of glucose as fuel primarily in muscle tissue and by inhibiting the production of glucose in the liver. In a healthy metabolic state, a balance is maintained between the production and utilization of glucose and fat.

      Characteristics of Diabetes. The term diabetes refers to a group of metabolic disorders that show a single common feature, i.e., abnormally high levels of glucose in the blood. Type I diabetes (juvenile-onset diabetes or insulin dependent diabetes mellitus) results from a rapidly progressive, immunologically driven dysfunction that leads to total failure of the insulin-producing cells (beta-cells) in the pancreas. In contrast, type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus) occurs generally in obese subjects around the fourth decade of life and characteristically develops as a slow, insidious process that may take several years to become clinically evident. One of the primary components of this disease is the body's inability to use its available insulin effectively to control the entry of glucose into the cells. This dysfunction is due to a condition known as insulin resistance. The abnormal state of insulin resistance exists when the insulin-stimulated uptake of glucose into muscle tissue and the brain becomes impaired, resulting in a reduction of insulin's inhibitory effect on glucose production. This condition leads to excessive blood levels of glucose (hyperglycemia) which is frequently accompanied by increases in the blood levels of triglycerides, free fatty acids and other lipids. Type 2 diabetes is a chronic and incurable disease that accounts for 90% to 95% of all diagnosed cases of diabetes. It is a leading cause of death in the United States. In addition to the hallmark of hyperglycemia evident in type 2 diabetes, the associated high blood levels of triglycerides, free fatty acids and total cholesterol are believed to be potential risk factors for the premature development of cardiovascular disease, including coronary artery disease.

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

      The first class of oral agents approved for treating type 2 diabetes was sulfonylureas. Characteristically, each member of this drug class reduces blood glucose levels by stimulating the pancreas to secrete more insulin. Some researchers suspect that the increased risk of cardiovascular disease in patients with type 2 diabetes may, in part, be the result of above-normal levels of serum insulin, which may stimulate the liver to increase lipid levels in the blood, contributing to atherosclerosis and obesity. Thus, the labeling of sulfonylureas includes a special warning on the possible increased risk of cardiovascular mortality from the use of the drugs. Over time, many patients who are treated with sulfonylureas begin to re-experience elevated blood glucose and lipid levels. When this type of therapeutic failure occurs, a next step may be the addition of, or substitution with, one or more of the newer types of oral therapies whose mechanisms of action are different than sulfonylureas.

      Metformin (tradename Glucophage(R)) was approved by the FDA in March 1995 for monotherapy and adjunctive therapy for patients taking sulfonylureas and is sold by Bristol-Myers Squibb Company. Glucophage(R) is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect.

      Precose was approved by the FDA for monotherapy and adjunctive therapy in September 1995 and is sold in the United States under the tradename Acarbose(R) by Bayer Corporation (sold in Europe under the tradename GlucobayTM). Precose is an alpha-glucosidase inhibitor that works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Precose reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects in most users.

      The FDA approved Troglitazone, a thiazolodinedione sold by Warner-Lambert Company under the tradename Rezulin(R), in January 1997 for use in diabetics taking insulin. In August 1997, the FDA approved Troglitazone for use as monotherapy or combination therapy for type 2 diabetes. Troglitizone is believed to work in part by increasing the body's sensitivity to insulin. Following reports of liver toxicity, Glaxo removed Troglitizone from the market in the United Kingdom in 1998. Troglitizone has been placed on the agenda at the March 26, 1999, FDA Advisory Panel meeting to review its post-marketing safety and efficacy data and Warner-Lambert's supplemental New Drug Application (sNDA) for combination therapy with both Metformin and with sulfonylureas and Metformin. Two new drugs in the same class as Troglitizone, namely Rosiglitizone and Pioglitizone, are expected to be approved in 1999.

      Repaglinide (tradename Prandin(R)) was approved by the FDA for monotherapy and adjunctive therapy for patients taking sulfonylureas in December 1997 and is sold jointly by Novo Nordisk and Schering-Plough Corporation. Repaglinide is an oral medication containing a benzoic acid derivative taken with meals and is believed to act via calcium channels to stimulate insulin secretion. See "Business--Competition."

      Therapeutic failure, which occurs after exhausting oral drug treatments, may signal loss of the pancreatic beta-cell function and the inability to secrete insulin. In this case, the type 2 diabetic must then begin daily insulin injections. An estimated 40% of type 2 diabetics are taking insulin according to the American Diabetes Association ("ADA").

      Demographics and Market Size. The U.S. National Institutes of Health estimate that approximately 15.7 million people suffered from diabetes in the United States in 1998, of whom approximately 10.3 million have been diagnosed with the disease. Type 2 diabetes may account for 90% to 95% of these diagnosed cases. Oral agents are a leading class of pharmaceutical products for the treatment of diabetes and had total sales of approximately $2 billion in the United States during 1998.

      ERGOSET(R) Tablets in the Treatment of type 2 Diabetes. ERGOSET(R) tablets are a low-dose, fast-release, oral formulation of bromocriptine mesylate, a dopamine agonist previously approved by the FDA to treat Parkinson's disease, acromegaly and hyperprolactinemic conditions. ERGOSET(R) tablets are a potent dopamine-receptor agonist, which operates through a mechanism of action that appears different from other anti-diabetic drugs. The Company selected bromocriptine for use in treating type 2 diabetes primarily because of its ability to increase dopaminergic activity in the hypothalamic area of the brain. Research by the Company and its founding scientists indicates that healthy, lean subjects evidence high levels of dopaminergic activity during the daytime and that obese and type 2 diabetic subjects evidence low levels of dopaminergic activity during the same time period. Specifically timed treatment with ERGOSET(R) tablets is believed to help restore a more normal daily pattern of dopaminergic activity in the brain. This "resetting" is believed to act as a central regulator of metabolic function, that is, of lipid and glucose metabolism.

      Regulatory Status of ERGOSET(R) Tablets. The Company filed an NDA in August 1997 for approval of ERGOSET(R) tablets to treat type 2 diabetes as a monotherapy and as adjunctive therapy with sulfonylureas. In October 1997, the FDA accepted the NDA for filing. On May 14, 1998, the FDA Advisory Panel for ERGOSET(R) tablets found that there was not sufficient evidence to recommend the NDA for approval. On November 20, 1998, Ergo received a letter from the Division of Metabolic and Endocrinologic Drug Products at the FDA indicating that its NDA for ERGOSET(R) tablets for the treatment of type 2 diabetes was not approvable, citing an overall benefit to risk ratio. The Company has decided to appeal this decision within the FDA. See "Risk Factors--Ergo May Not be Successful in its Appeal of the Not-approval Letter for the NDA for ERGOSET(R) Tablets;" "Risk Factors--Ergo's Business Faces Significant Government Regulation;" and "Business-Commercialization."

      Clinical Trials of ERGOSET(R) Tablets for type 2 Diabetes. The primary goal of the Company's clinical trials to date has been to substantiate the beneficial effect that ERGOSET(R) tablets have on glucose and lipid metabolism for the treatment of type 2 diabetes and obesity previously seen in various animal models. The Company began clinical trials of ERGOSET(R) tablets for the treatment of type 2 diabetes in 1992 and completed its three Phase III clinical trials of ERGOSET(R) tablets as adjunctive and monotherapy for type 2 diabetes in 1996. Ergo initiated its three double-blinded, placebo-controlled Phase III clinical trials of ERGOSET(R) tablets in obese, type 2 diabetics in January 1995. Over 650 subjects were enrolled in the three clinical trials, two of which studied ERGOSET(R) tablets as adjunctive therapy with sulfonylurea agents and one of which studied ERGOSET(R) tablets as monotherapy. The primary clinical endpoint of each of the Phase III clinical trials was to achieve a clinically and statistically significant reduction in blood levels of glycated hemoglobin A1c (HbA1c). The FDA considers HbA1c to be a reliable indicator of glycemic control in diabetics. In the three pivotal trials, ERGOSET(R) tablets or placebo were given daily at approximately 8:00 a.m. to type 2 diabetics who were on weight-maintaining diets.

      The Adjunctive Therapy Trial Results. The two studies of ERGOSET(R) tablets as adjunctive therapy were consistent with respect to baseline population characteristics; that is, all subjects were overtly diabetic with average baseline fasting glucose and HbA1c levels of 223 mg/dL and 9.4%, respectively. Baseline fasting serum triglycerides and total cholesterol were 248 mg/dL and 212 mg/dL, respectively. Baseline fasting free fatty acids were 847 [symbol]eq/L in the one study for which this parameter was available.

      The intent-to-treat analysis indicated that ERGOSET(R) tablets improved glycemic control, as measured by a reduction in HbA1c of 0.55% (p[less than]0.0001) compared to placebo. The intent-to-treat analysis also showed that ERGOSET(R) tablets compared to placebo reduced fasting serum triglycerides 61 mg/dL (p= 0.0058), a 24% reduction. In the one study for which free fatty acids results were available, ERGOSET(R) tablets treatment resulted in a reduction of fasting serum free fatty acids of 150 [symbol]eq/L (p=0.0424) compared to placebo on an intent-to-treat basis.

      The analysis of safety of ERGOSET(R) tablets showed the most frequently reported side effects were nausea, fatigue and dizziness, which are known potential side effects associated with the use of bromocriptine. Most side effects reported were mild to moderate in degree and transient in nature. The combined discontinuation rate in the two trials due to side effects was approximately 13% for ERGOSET(R) tablets compared with approximately 2% in the placebo group.

      The Monotherapy Trial Results. Monotherapy treatment for type 2 diabetes demonstrated reductions in HbA1c. Of the 122 subjects who completed the 24-week trial, 60 received ERGOSET(R) tablets and showed a statistically significant reduction of 0.6% (p[less than]0.02) compared to placebo in HbA1c. A reduction of 0.44% (p[less than]0.03) compared to placebo in HbA1c was seen in the intent-to-treat population. Results from the monotherapy trial also showed trends in improving lipid profiles. The most frequently reported side effects in the monotherapy trial were nausea, fatigue, nasal congestion and dizziness. Most side effects reported were mild to moderate in degree and transient in nature. The discontinuation rate due to side effects was approximately 13% for ERGOSET(R) tablets versus 5% for placebo.

      Additional Clinical Trials. In 1998, Ergo completed two Phase II clinical trials of ERGOSET(R) tablets in patients with type 2 diabetes. The first study demonstrated a statistically significant (p# 0.01) increase in insulin sensitivity, as compared to placebo, in type 2 diabetic patients treated with ERGOSET(R) tablets. Insulin sensitivity was measured by rates of insulin-mediated total body glucose disposal. In the second study, ERGOSET? tablets were effective in significantly reducing HbA1c by 0.7% (p[less than or equal to]0.05) and diurnal glucose by 29 mg/dl (p[less than]0.006) relative to placebo after 12 weeks of treatment in patients who were on insulin. Additionally, the daily insulin requirement was less in the ERGOSET(R) tablets treated group than in the placebo treated group at each biweekly visit during the study resulting in an average 5-unit decrease (8%) over the treatment period. A reduced insulin usage profile over time was observed among ERGOSET(R) tablets relative to placebo patients (p[less than]0.04 for treatment by week interaction and profile comparison).

Development of ERGOSET(R) Tablets for the Treatment of Obesity

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

      Clinical Trials of ERGOSET(R) Tablets for the Treatment of Obesity. The Company initiated a Phase II clinical trial of ERGOSET(R) tablets to treat obese subjects in June 1997 at 14 clinical sites across the United States in approximately 300 clinically obese subjects. The trial was completed in late 1998, and the results of this study are currently being analyzed and should be reported in the first half of 1999. See "Risk Factors-- Clinical Trials for ERGOSET(R) Tablets May be Unsuccessful

Development of ERGOSET(R) Tablets for the Treatment of Cancer

      Cancer. Preclinical studies that Ergo conducted suggest that temporal neuroendocrine regulation may play an important role in the body's regulation of immune function and its ability to fight cancer. In a presentation at the Ninth International Congress of Immunology in 1995, Ergo's scientists demonstrated that the alteration of daily neuroendocrine patterns through the timed administration of neurotransmitter-modulating drugs can stimulate the immune system and limit the growth of tumors in mice. In addition to treating cancer, Ergo believes this approach may be useful in treating other immune system disorders such as lupus.

      Clinical Trials of ERGOSET(R) Tablets for the Treatment of Breast Cancer. In late 1995, Ergo began a small, open-label, uncontrolled, Phase II clinical trial of ERGOSET(R) tablets with another neurotransmitter-modulating drug in women with advanced metastatic breast cancer. The study was conducted to evaluate timed, orally administered ERGOSET(R) tablets and a serotonin agonist in improving the health status of these women. In this pilot study, the women were maintained on standard chemotherapy, were administered ERGOSET(R) tablets (1.6-4.8 mg/day) in the morning, and were administered a serotonin agonist in the evening for 24 weeks. Disease status was evaluated at initiation and at completion by physical examination, CT scan, bone scan, and/or chest x-ray. Of the 24 women treated, 25% exhibited regression of total body tumor load. An additional 20% of women exhibited no progression of disease or new disease. Furthermore, mean total and CD3+ lymphocyte counts increased, and levels of certain serum hormones known to promote breast cancer growth decreased with treatment.

Commercialization

      The Company's commercialization strategy includes the formation of marketing alliances with major pharmaceutical companies to market the Company's products. The Company also plans to establish long-term manufacturing agreements for its product supply. The Company currently retains all marketing rights to its drug candidates

      Marketing. On January 3, 1999, Johnson & Johnson terminated its worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") with Ergo to develop and commercialize ERGOSET(R) tablets. The Company currently has no marketing partner for this product candidate. If the Company's appeal of the denial of its NDA is successful, the Company intends to try to form a strategic alliance with one or more pharmaceutical companies to market ERGOSET(R) tablets in the United States and internationally. See "Risk Factors--Ergo Does Not Have a Marketing Partner for ERGOSET(R) Tablets"

      Manufacturing. Ergo does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the finished pharmaceutical dosage forms for its product candidates. In 1995, the Company entered into a supply agreement ("Geneva Agreement") to buy ERGOSET(R) tablets from Geneva Pharmaceuticals, Inc., and Geneva agreed to supply all of the Company's requirements for the final dosage form(s) of ERGOSET(R) tablets for the treatment of type 2 diabetes and obesity. In October 1997, the Company and Geneva amended and restated the Geneva Agreement. Under the amended Geneva Agreement, the Company agreed to purchase its worldwide supply of ERGOSET(R) tablets from Geneva on a "cost-plus" basis. The Company also shortened the term of the agreement, agreed to issue Geneva shares of Ergo common stock, and agreed to make additional payments to Geneva upon the occurrence of certain regulatory events and for performance of the agreement for a specified period.

      If Geneva does not perform its obligations under the Geneva Agreement, the Company, or any corporate partner, may not be able to obtain supplies of ERGOSET(R) tablets. Even if the Company is able to obtain ERGOSET(R) tablets from other suppliers, it may not be on the terms or in the quantities that would be acceptable to the Company. The active ingredient in ERGOSET(R) tablets is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company may encounter significant delays if it must obtain supplies of active ingredient or finished tablets from suppliers other than its current suppliers. See "Risk Factors --Ergo Does Not Manufacture ERGOSET(R) Tablets"

History and Science of the Company's Technology and Preclinical Research

      Ergo's founding scientists, Anthony H. Cincotta, Ph.D., formerly of Massachusetts General Hospital and Harvard Medical School, and Albert H. Meier, Ph.D., formerly of Louisiana State University, conducted extensive research over 30 years into the way changes in the daily patterns of neuroendocrine activity regulate changes in glucose and lipid metabolism observed in seasonal and non-seasonal animals as well as in the ob/ob mouse. Ergo expanded on this research to focus on how changes in daily patterns of neuroendocrine activities may improve disease conditions in humans.

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

      Ergo's scientists have also demonstrated that the timed administration of certain pharmaceuticals in non-seasonal animals with insulin resistance and obesity can alter the animal's daily neuroendocrine pattern and produce a leaner, more insulin sensitive animal. In preclinical studies with the leptin-deficient ob/ob mouse, a genetically obese and insulin resistant animal model, Ergo's scientists achieved significant reductions in body fat compared with control animals through the timed administration of neurotransmitter-modulating drugs without injecting leptin. In over 20 studies presented at major scientific meetings in 1996 and 1997, Ergo scientists have demonstrated that central neuroendocrine- modulating drugs from the class of dopamine agonists, when given to obese, diabetic animals, produced a significant reduction in food intake and a decrease in body fat with no significant decrease in lean body (muscle) mass compared with control animals. The treatment also improved glycemic control, reducing glucose and insulin and improving beta-cell function.

Patents, Proprietary Rights and Licenses

      Ergo's ability to commercialize profitably any product candidates will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing upon the proprietary rights of third parties. The Company has rights to more than 45 issued or pending U.S. patent applications as well as their respective counterparts filed in other countries. LSU has licensed its interest in more than 40 issued or pending U.S. patent applications exclusively to the Company. See "Business-- LSU Agreement." The Company is a co-owner of certain of those U.S. patent applications and U.S. patents. The Company's patent portfolio for ERGOSET(R) tablets candidates is based on the timed administration of neurotransmitter-modulating drugs to address abnormalities of the neuroendocrine system. The Company was also issued a patent in the United States relating to a fast-release formulation of ERGOSET(R) tablets. The Company has also entered into a license agreement with Massachusetts General Hospital for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. See "Business-- MGH Agreement." See "Risk Factors--Ergo Depends on Patents and Proprietary Rights That May Fail to Protects Its Business"

LSU Agreement

      The Company's rights to ERGOSET(R) tablets and its other technologies derive in part from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. Under an agreement originally signed in 1990 (as amended, the "LSU Agreement"), LSU granted to Ergo an exclusive license to its rights under certain patents and patent applications. The LSU Agreement will terminate upon expiration of all licensed patents thereunder unless terminated earlier by LSU or the Company in accordance with terms of the LSU Agreement. In the LSU Agreement, the Company agreed to commercialize ERGOSET(R) tablets in all countries where commercialization is reasonably justified economically. The Company is responsible for prosecuting and maintaining the patents and patent applications licensed from LSU and for obtaining governmental approval of any product, process or method covered thereby in those countries (for example, FDA approval in the United States). The Company's policy is to file foreign counterparts to its licensed patent applications in countries with significant pharmaceutical markets where such protection is obtainable. The Company has a right of first negotiation for new technologies that LSU develops relating to the licensed technologies. There can be no assurance that the Company will successfully obtain rights to any such new technologies. The LSU Agreement requires the Company to make specified fixed payments to LSU and pay LSU royalties at varying rates on its product sales covered by the licensed patents. The LSU Agreement also requires the Company to maintain customary general liability insurance and customary product liability insurance for all countries in which it sells products licensed under the LSU Agreement. LSU may terminate the LSU Agreement if Ergo breaches the LSU Agreement and fails to cure the breach within 45 days (for breach of payment obligations) or 90 days (for other breaches) after notice of the breach from LSU. If the LSU Agreement is terminated for any reason, the Company would no longer possess significant rights to commercialize ERGOSET(R) tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs. This would have a material, adverse effect on the Company. See "Risk Factors-- Ergo Depends on Patents and Proprietary Rights That May Fail to Protects Its Business"

      In 1998, the Company and LSU entered into dispute resolution under the provisions of the LSU Agreement. The dispute related to the amount of payment owed to LSU from various payments that the Company received from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed is significantly less than that amount. The parties are currently in the process of mediating this dispute.

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

Rowland Agreement

      Following the Company's decision to stop funding of its pre-clinical development work in Photodynamic Therapy, the Company decided to terminate its License Agreement with the Rowland Institute for Science ("Rowland") in March, 1999. The License Agreement had granted the Company rights to certain patents covering the composition of matter and use of photodynamic molecules for the treatment of neoplastic disorders.

Competition

      ERGOSET(R) tablets, if approved, will compete against existing therapies for type 2 diabetes, such as insulin and oral anti-diabetic agents. In the recent past, the FDA has approved four drugs for the treatment of type 2 diabetes that have methods of action that are different from sulfonylureas and are intended to address the hyperglycemia associated with diabetes. Furthermore, two new drugs in the same class as Troglitizone, namely Rosiglitizone and Pioglitizone, are expected to be approved in 1999.

      Metformin, under the tradename Glucophage(R), was approved in March 1995 and is sold by Bristol-Myers Squibb Company. Metformin has been used as an adjunct to oral hypoglycemic agents and in monotherapy to improve glycemic control in diabetic subjects without increasing serum insulin levels. It is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect. Metformin has rapidly gained market acceptance.

      Precose, approved for monotherapy and adjunctive therapy by the FDA in September 1995, is sold in the United States by Bayer Corporation under the tradename Acarbose(R) and sold in Europe under the tradename GlucobayTM. Acarbose(R) is an alpha-glucosidase inhibitor which works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Acarbose(R) reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects.

      In January 1997, the FDA approved Troglitazone, sold by Warner Lambert Company under the tradename Rezulin(R), for use in treating diabetics who are taking insulin. In August 1997, the FDA approved Troglitazone for use as monotherapy or combination therapy for type 2 diabetes. The product is believed to work in part by increasing the body's sensitivity to insulin. In December 1997, Warner Lambert initiated a change in prescribing information for Rezulin(R). This came in response to reports of liver dysfunction potentially associated with the drug. Troglitizone has been placed on the agenda at the March 26, 1999, FDA Advisory Panel meeting to review its post-marketing safety and efficacy data and Warner-Lambert's supplemental New Drug Application (sNDA) for combination therapy with both Metformin and with sulfonylureas and Metformin.

      Repaglinide (tradename Prandin(R)) was approved by the FDA for monotherapy and adjunctive therapy for patients taking sulfonylureas in December 1997 and is sold jointly by Novo Nordisk and Schering-Plough Corporation. Repaglinide is an oral medication containing a benzoic acid derivative taken with meals and is believed to act via calcium channels to stimulate insulin secretion.

      The FDA has approved the active ingredient in ERGOSET(R) tablets for indications other than type 2 diabetes. Physicians may choose to prescribe other drugs containing this active ingredient for off-label use to try to achieve the same effects as ERGOSET(R) tablets. Substitution of other forms of the active ingredient may have a material adverse effect on the market for ERGOSET(R) tablets. This risk could be increased if current regulations prohibiting off-label marketing are changed. See "Business-- Patents, Proprietary Rights and Licenses" and "Business-- Government Regulation." There can be no assurance that the Company's product candidates, if commercialized, will be accepted and prescribed by healthcare professionals.

      Ergo competes with biotechnology and established pharmaceutical companies in all of its product development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements with commercial entities for product development and marketing. Products resulting from these activities may compete directly with ERGOSET(R) tablets if approved for commercial marketing. These companies and institutions also compete with the Company in recruiting and retaining highly-qualified scientific personnel. Most competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing and human resources, than the Company.

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

      Competition for treatments for type 2 diabetes is very intense. The Company expects that competition among products approved for sale will be based on, among other factors, product safety, efficacy, tolerability, ease of use, effect on co-morbid conditions, availability, price, marketing and distribution. Even if ERGOSET(R) tablets are approved by the FDA for sale as a new treatment for type 2 diabetes, it may not be able to compete successfully against other products. See "Business-- Development of ERGOSET(R) Tablets for the Treatment of Diabetes."

Government Regulation

      Ergo's development activities, such as clinical trials, and ultimately the manufacturing, marketing and labeling of its products, if approved, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. These activities are also regulated in other countries where the Company may test and market its products. The United States Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product candidates the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

      FDA and other regulatory authorities require that the safety and efficacy of the Company's therapeutic product candidates must be established by at least two adequate and well-controlled Phase III clinical trials. If the results of Phase III clinical trials do not establish the safety and efficacy of the Company's product candidates to the satisfaction of the FDA and other regulatory authorities, the Company will not receive the approvals necessary to market its product candidates. This would have a material adverse effect on the Company.

      The steps required before a pharmaceutical agent may be marketed in the United States include (a) preclinical laboratory, in vivo, and formulation studies, (b) the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission of an NDA to the FDA, and (e) FDA approval of the NDA, including approval of all product labeling and advertising.

      Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies, to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with the FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an NDA.

      Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as a part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, which will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trials.

      Clinical trials are typically conducted in three sequential phases, but the phases may overlap, as is the case with ERGOSET(R) tablets trials. Phase I clinical trials involve the initial introduction of the drug into healthy human subjects. In Phase I clinical trials, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II clinical trials are conducted in a limited subject population to gather evidence about the efficacy of the drug for specific, targeted indications to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded subject population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or the FDA may suspend clinical trials at any time. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites including case report forms and record keeping procedures and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practice. The FDA also seeks to determine whether there was bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the Phase III clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the Phase III clinical trial protocols will be acceptable to the FDA.

      The results of preclinical studies and clinical trials, if believed to be successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. The testing and approval process require substantial time and effort. There can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may deny an NDA if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications for which the FDA believes there is adequate supporting data. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization. See "Risk Factors--Ergo's Business Faces Significant Government Regulation"

      Even if regulatory approvals for the Company's product candidates are obtained, the Company, its products and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Standards, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "Business-- Commercialization" The FDA stringently applies regulatory standards for manufacturing. Discovery of problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

      Ergo's research and development involved the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company included an environmental assessment in the NDA for ERGOSET(R) tablets in accordance with FDA regulations. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

Human Resources

      As of March 15, 1999, the Company had 10 full-time employees. None of the Company's employees is covered by a collective bargaining agreement.

RISK FACTORS

      In addition to the other information in this Annual Report on Form 10-K, you should consider the following factors in evaluating the Company and its business.

Ergo May Not be Successful in its Appeal of the Not-approvable Letter for the NDA for ERGOSET(R) Tablets

      The Company filed an NDA with the FDA for ERGOSET(R) tablets to treat type 2 diabetes in August 1997. The FDA subsequently accepted the filing in October 1997. On May 14, 1998, the FDA Advisory Panel for ERGOSET(R) tablets found that there was not sufficient evidence to recommend the NDA for approval. On November 20, 1998, Ergo received a letter from the Division of Metabolic and Endocrinologic Drug Products at the FDA indicating that its NDA for ERGOSET(R) tablets for the treatment of type 2 diabetes was not approvable, citing an overall benefit to risk ratio. The Company has decided to appeal this decision within the FDA. The Company has no experience in appealing these decisions, and the appeal process is difficult. Thus, the Company cannot assure you that it will be successful in its appeal of the FDA's decision not to approve ERGOSET(R) tablets for the treatment of type 2 diabetes. Even if regulatory approval is eventually obtained, any approval could contain material limitations on the indicated uses for which ERGOSET(R) tablets may be marketed. See "Business-- Government Regulation." If the Company is unsuccessful in its appeal and if the FDA maintains that ERGOSET(R) tablets are not approvable for the treatment of type 2 diabetes, then the Company, or any corporate partner, will not be able to market ERGOSET(R) tablets for that indication. This result will have a material adverse effect on the Company.

Clinical Trials for ERGOSET(R) Tablets May be Unsuccessful

      If the FDA does not overturn its not-approvable letter based upon the Company's existing clinical data, the Company, or any corporate partner, may be required to conduct additional clinical trials in order to obtain marketing clearance for ERGOSET(R) tablets for the treatment of type 2 diabetes. The Company has not decided whether it would conduct additional trials. The results from such additional clinical trials may not be satisfactory to the FDA. Therefore, the FDA may not grant regulatory approval of ERGOSET(R) tablets. The FDA may be influenced by its views regarding :

      o the magnitude and durability of the reduction of HbA1c, glucose, and trigliceride levels;

      o     the design of the Company's clinical trials; and

      o     the risks/benefits profile of the drug.

      Similarly, the Phase II clinical study currently being analyzed, and any additional clinical studies, for ERGOSET(R) tablets for the treatment of obesity may not be successful. If the Company or the FDA believes that the results of these clinical studies do not establish that ERGOSET(R) tablets are safe and effective in the treatment of the specific disease, the Company will not receive the approval necessary to market ERGOSET(R) tablets for this indication. The inability to market ERGOSET(R) tablets for the treatment of either type 2 diabetes or obesity would have a material adverse effect on the Company.

Ergo Does Not Have a Marketing Partner for ERGOSET(R) Tablets

      The Company has no experience in sales, marketing and distribution. The market for products for type 2 diabetes is large. To market a new product for type 2 diabetes to primary care and general practice physicians requires significant resources. If the Company's NDA is approved and the Company decides to continue its business, the Company plans to either enter into a marketing agreement with or to sell its marketing rights in ERGOSET(R) tablets to one or more pharmaceutical companies that have established marketing and sales capabilities. The Company may not be able to enter into a collaborative marketing agreement or be able to find such a buyer. The Company's failure to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

      To the extent that the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend upon the efforts of third parties. While the Company believes that its potential collaborators will have an economic incentive to succeed in performing their obligations under such arrangements, the other parties will control the amount and timing of funds and other resources to be devoted under such arrangements. These funds will also be subject to financial and other difficulties that may befall the other parties. Third parties may not market the Company's products successfully, and any third-party collaboration may not be on terms favorable to the Company. If any marketing partner does not market a product successfully, the Company's business would be materially adversely affected.

Ergo May Not Obtain Financing Necessary for Additional Clinical Trials for ERGOSET(R) Tablets

      The Company's resources are primarily funding its appeal of the FDA's not-approvable letter. If the appeal is unsuccessful, the Company will require substantial funds if it chooses to conduct additional clinical trials. The Company's capital requirements will depend on many factors, including the size and length of the clinical trials. The Company will have difficulty raising funds in the public and private capital markets. The Company may seek additional funding through corporate collaborations and other financing vehicles. Such funding may not be available to the Company, or, if available, it may not be available on acceptable terms. If adequate funds are not available, the Company may be required to obtain funds through arrangements with future collaborative partners or others. These arrangements may require the Company to relinquish rights to some or all of its assets. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

Ergo Does Not Manufacture ERGOSET(R) Tablets

      The Company does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the pharmaceutical dosage forms for its product candidates. In October 1997, the Company amended and restated its 1995 United States supply agreement with Geneva Pharmaceuticals, Inc. ("Geneva") for the finished dosage forms of ERGOSET(R) tablets. If Geneva does not perform its obligations under this agreement or if the agreement is terminated, the Company, or any corporate partner, may not be able to obtain supplies of ERGOSET(R) tablets. Even if the Company is able to obtain ERGOSET(R) tablets from other suppliers, it may not be on the terms or in the quantities acceptable to the Company. Like Geneva, other suppliers would need to meet FDA manufacturing requirements, and the Company cannot assure you that they would receive FDA approval. The active ingredient in ERGOSET(R) tablets, bromocriptine, is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company will encounter significant delays if it must obtain supplies of active ingredient or finished tablets from other sources or otherwise experience interruptions in its supplies. See "Business--Commercialization." If the Company is unable to obtain adequate supplies on favorable terms, its business would be materially adversely affected. This activity is subject to FDA requirements, including demonstration of satisfactory in vitro dissolution, bioavailability, bioequivalence, and manufacturability. The Company cannot assure you of the outcome of these activities or the times in which they may be completed, if at all.

      Furthermore, certain dosage strengths for ERGOSET(R) tablets, in their current formulation and packaging, have a limited shelf-life that may not be sufficient for commercial marketing. The Company is currently conducting studies to elaborate on these stability issues. The Company cannot assure you that it will be able to resolve these issues and that any or all of these dosage strengths of ERGOSET(R) tablets will be commercially marketable.

Ergo Faces Intense Industry Competition in the Treatment of Type 2 Diabetes

      The Company is not aware of any other company attempting to treat type 2 diabetes, obesity or other metabolic diseases by altering daily neuroendocrine patterns on a timed basis. However, many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than the Company's are developing products that directly compete with the Company's products. Those entities may succeed in developing products that are safer, more effective or less costly than the Company's product candidates. Many drugs are commercially available for the treatment of type 2 diabetes, including five drugs (Acarbose(R), Glucophage(R), Amaryl(R), Rezulin(R) and Prandin(R)) that have recently been approved by the FDA. Glucophage(R) and Rezulin(R) have rapidly gained market acceptance as therapies for type 2 diabetes. Furthermore, the FDA is expected to approve two new drugs in 1999. The Company cannot assure you that ERGOSET(R) tablets will be able to compete successfully with any of these or other products if ERGOSET(R) tablets receive regulatory clearance. In addition, promotional activities for ERGOSET(R) tablets will be limited to the claims on the product label approved by the FDA. Other companies may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts and other factors. See "Business-- Competition."

Ergo May Not be Successful in Developing and Marketing ERGOSET(R) Tablets

      The Company has not yet completed the development of any products and, accordingly, has not generated revenues from the commercialization of products. ERGOSET(R) tablets were studied in three Phase III clinical trials as therapy in obese, type 2 diabetics. Based on the results of these studies, the FDA issued a not-approvable letter to the Company. The completed clinical trials for ERGOSET(R) tablets as treatment for obesity and cancer are at an early stage. The Company may not successfully develop and market ERGOSET(R) Tablets for either of these indications, which will have a material adverse effect on the Company. Even if the Company establishes the safety and efficacy of its product candidates and obtains FDA and other regulatory approvals for its product candidates, physicians may not prescribe the approved product. Also, physicians may not accept the Company's product candidates as producing clinically significant benefits.

      The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of product candidates and could result in the FDA's or other regulatory authorities' denying approval of the Company's product candidates for any or all targeted indications. In fact, the FDA cited the benefits-to-risk ratio in not approving the Company's NDA. The Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's product candidates may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market.

Ergo May Never be Profitable

      The Company has generated no revenues from product sales. Its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA. The Company has been unprofitable since its inception, and as of December 31, 1998, the Company's accumulated deficit was $84 million. To date, the Company has dedicated most of its financial resources to ERGOSET(R) tablets research and development, general and administrative expenses and the prosecution of patents and patent applications. The Company's expenses in 1999 will primarily relate to the appeal of the FDA's not-approvable letter. If the appeal is unsuccessful, the Company will also incur significant expenses if the Company chooses to conduct additional clinical trials with ERGOSET(R) tablets. The Company's ability to achieve profitability will depend, among other things, on its successfully obtaining regulatory approval for ERGOSET(R) tablets, establishing and maintaining manufacturing, sales, and marketing collaborative agreements, and raising sufficient funds to finance its activities. The Company may not be able to achieve profitability from the sale of product. See "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business."

Ergo's Business Faces Significant Government Regulation

      The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, if approved, are subject to extensive regulation by the FDA and foreign regulatory authorities. To market product candidates, the Company must undergo an extensive regulatory approval process. The regulatory process takes many years and requires the expenditure of substantial resources. Although protocols for clinical trials are submitted to the FDA prior to commencement of the trials, the FDA may not accept the clinical trials as adequate or well-controlled or accept the results of those trials. In addition, delays or rejections may result from changes in FDA policies about drug approval during the period of product development, from FDA review of NDAs, and from other causes. Similar delays may also be encountered in foreign countries. The Company cannot assure you that any regulatory agency will conduct its review in a timely manner or grant approval for any drugs developed by the Company, including ERGOSET(R) tablets.

      Moreover, if regulatory approval of a drug is granted, the approval may entail limitations on the indicated uses for which it may be marketed. Further, even if regulatory approval is obtained, a company's marketed drug, its bulk chemical supplier, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. The later discovery of problems with a product, supplier, manufacturer or facility may result in restrictions on the product, including a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be enacted or adopted that could prevent or delay regulatory approval of the Company's product candidates.

      The Company's business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. The Company cannot assure you that statutes or regulations applicable to the Company's business will not be adopted that impose substantial additional costs or otherwise materially adversely affect the Company's operations. See "Business-- Government Regulation."

Ergo May Not be Able to Sell its Products at Desired Prices

      The Company's, or any marketing partner of the Company's, ability to commercialize its product candidates successfully, if FDA approval is obtained, will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging pricing of pharmaceutical products. In addition, the trend toward managed healthcare in the United States, the growth of organizations such as HMOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reducing demand for the Company's product candidates. Such cost containment measures and healthcare reform could affect the Company's or its marketing partner's ability to sell its product candidates and may have a material adverse effect on the Company.

      Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. The Company cannot assure you of the following:

      o that reimbursement in the United States or foreign countries will be available for any of the Company's product candidates, if approved for commercial marketing;

      o     that any reimbursement granted will be maintained; or

      o that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, the Company's product candidates.

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

Ergo Depends on Patents and Proprietary Rights That May Fail to Protect Its Business

      The Company's ability to commercialize any product candidates will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing upon the proprietary rights of third parties. In addition, the Company's patent portfolio for its current product candidates is based on the timed administration of neurotransmitter-modulating drugs to address abnormalities of the neuroendocrine system. If similar benefits could be achieved by using such drugs without timed administration, the Company's patents and proprietary technology would not prevent that use, and the use would likely have a material adverse effect on the Company. The Company cannot assure you of the following:

      o that the patent applications licensed to or owned by the Company will result in issued patents;

      o that patent protection will be secured for any particular technology;

      o that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable; or

      o     that any patents will provide meaningful protection to the Company.

If the Company is unable to obtain and maintain a proprietary position with respect to its product candidates it would have a material adverse effect on the Company.

      In general, the United States patents and patent applications owned by or licensed to the Company are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. The U.S. patents for bromocriptine, the active ingredient in ERGOSET(R) tablets, have expired, and composition-of-matter protection is not available for the active ingredient. Bromocriptine is currently sold in the United States and other markets for several uses other than the treatment of type 2 diabetes or obesity. Even in jurisdictions where the timed use of bromocriptine for type 2 diabetes may be covered by the claims of a use patent licensed to the Company, off-label sales might occur. Off-label sales are more likely to occur if another company markets bromocriptine at a price that is less than the price of ERGOSET(R) tablets, thereby potentially reducing the sales of ERGOSET(R) tablets. See "Business-- Competition" and "Business-- Government Regulation."

      The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. The Company cannot assure you that patents will issue from the patent applications filed by the Company or its licensors or that the scope of any claims granted in any patent will provide proprietary protection or a competitive advantage to the Company. The Company cannot assure you that the validity or enforceability of patents issued or licensed to the Company will not be challenged by others or that, if challenged, a court will find the patents to be valid and enforceable. In addition, the Company cannot assure you that competitors will not be able to circumvent any patents issued or licensed to the Company.

      The Company cannot assure you that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may have to seek a license, defend an infringement action or challenge the validity of the patents in court. The Company cannot assure you that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and the Company cannot assure you that it will have sufficient resources to pursue such litigation. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company:

      o     may be liable for significant money damages;

      o     may encounter significant delays in bringing products to market; or

      o may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

The Company cannot assure you that it has identified United States and foreign patents that pose a risk of infringement.

      Ergo also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, the Company cannot assure you that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company. See "Business-- Patents, Proprietary Rights and Licenses."

      The Company's rights to ERGOSET(R) tablets derive in part from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. The Company entered into a license agreement with Massachusetts General Hospital for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. The Company has a right of first negotiation for new technologies that LSU develops relating to the licensed technologies. The Company cannot assure you that it will successfully obtain rights to any such new technologies. If the license with LSU is terminated for any reason, the Company would no longer possess the rights necessary to commercialize ERGOSET(R) tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs. This would have a material adverse effect on the Company. The Company is currently in a dispute with LSU about certain payments under the LSU License. See "Business--LSU Agreement" If the license with Massachusetts General Hospital is terminated for any reason, the Company's rights to certain product candidates and potential candidates would be non-exclusive. See "Business-- LSU Agreement" and "Business-- MGH Agreement."

      The Company has engaged in collaborations, sponsored research agreements and other arrangements, such as the LSU Agreement, with academic researchers and institutions that have received and may receive funding from United States government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements.

Influence of Concentrated Ownership of Existing Stockholders of Ergo

      As of March 15, 1999, current directors, executive officers and principal stockholders of the Company and certain of their affiliates beneficially own approximately 43% of the outstanding common stock on a fully diluted basis. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, including votes concerning:

      o     the election of directors;

      o the adoption or amendment of provisions in the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"); and

      o the approval of mergers and other significant corporate transactions.

These levels of concentrated ownership by a few persons, along with the factors described in "Risk Factors--Anti-takeover Provisions Could Impair Market Price of Ergo Common Stock," may have the effect of delaying or preventing a change in the management or voting control of the Company.

Ergo May Be Subject to Uninsured Product Liability Claims Arising Out of the Manufacture, Testing and Sale of it Products

      The Company risks exposure to product liability claims if the use of its products is alleged to have an adverse effect on patients or subjects. This risk exists for product candidates tested in human clinical trials as well as products that are sold commercially, if any. The Company cannot assure you that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. The Company currently maintains product liability insurance coverage for claims arising from the use of its product candidates in clinical trials. The Company cannot assure you that this coverage will be adequate to cover claims.

      Product liability insurance is becoming increasingly expensive. The Company cannot assure you that it will be able maintain such insurance or obtain additional insurance at a reasonable cost or in sufficient amounts to protect the Company against losses that could have a material adverse effect on the Company. Further, the Company cannot assure you that it will be able to obtain insurance for the administration of its product candidates, including ERGOSET(R) tablets if approved, in the future. The Company also cannot assure you that such insurance and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. In addition, the loss of coverage for the administration of the Company's product candidates would be a breach of the terms of the Company's agreements with its licensors, which could lead to termination of those agreements. See "Business-- LSU Agreement" and "Business-- MGH Agreement."

Lack of Key Personnel

      The success of the Company depends in large part on the Company's ability to attract and retain highly-qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. Over the past year, the Company has terminated most of its employees, including many key personnel. If the Company decides to either conduct additional clinical trials, research, or other activities, it will have to hire more personnel. The Company cannot assure you that it will be successful in hiring or retaining key personnel. See "Business-- Competition" and "Business-- Human Resources."

The Market Value of Ergo Stock Has Been Volatile and Has Steadily Decreased Over the Past Year

      The market price for Ergo common stock has steadily decreased during the past year as a result, the Company believes, of the decision of the FDA Advisory Panel not to recommend the approval of and the FDA's issuance of a not-approvable letter for the ERGOSET(R) tablets NDA. Ergo cannot assure you that the market price of Ergo common stock will not continue to decrease in the future. The following factors may have a significant effect on the market price of Ergo common stock:

      o disclosure of the result of the appeal of the not-approvable letter for ERGOSET(R) tablets for type 2 diabetes;

      o disclosure of the results of the phase II clinical study for ERGOSET(R) tablets in the treatment of obesity

      o announcements of technological innovations or new commercial products by competitors;

      o     governmental regulation and approvals;

      o     developments in patent or other proprietary rights;

      o public concern as to the safety of products developed by the Company;

      o future sales of the Company's common stock in the public market by existing stockholders; and

      o announcement or implementation of strategic alternatives, including acquisitions, sales ,or mergers.

Ergo May Be Delisted From the Nasdaq National Market

      Ergo cannot assure that it will be able to satisfy the requirements of the Nasdaq Stock Market for continued listing of its common stock on the Nasdaq National Market. The rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market satisfy certain requirements for listing. As of March 15, 1999, Ergo does satisfy Nasdaq's $1 minimum bid price requirement, but it may not in the future. If Nasdaq delists the common stock from the National Market, the ability of stockholders of Ergo to buy and sell shares of Ergo common stock may be materially impaired. In addition, the continued delisting of Ergo common stock could adversely affect Ergo's ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses.

Ergo May Become Subject to Rules Relating to Low-Priced or Penny Stock

      If, for any reason, Ergo's common stock does not remain accepted for listing on the Nasdaq National Market, Ergo expects that its common stock would be traded in the over-the-counter markets through the "pink sheets" or on the NASD's OTC Bulletin Board. In addition, if Ergo common stock is delisted from the Nasdaq National Market, the common stock would be covered by a SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell Ergo common stock and also may affect the ability of holders of Ergo common stock to resell their shares of common stock.

Anti-Takeover Provisions Could Impair Market Price of Ergo Common Stock

      Ergo has adopted certain anti-takeover measures. Its Certificate of
Incorporation:

      o     provides for staggered terms of office for directors;

      o requires certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings;

      o prohibits stockholders from calling special meetings of stockholders; and

      o authorizes the Board of Directors of the Company to issue up to 10,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences, and other designations, including voting rights, of those shares as the Board of Directors may determine.

These provisions, alone or in combination with each other and with the matters described in "Risk Factors--Influence of Concentrated Ownership of Existing Stockholders of Ergo," may discourage transactions involving actual or potential changes of control of the Company. Such transactions may including those that otherwise could involve payment of a premium over prevailing market prices to holders of common stock. The Company also is subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.

Forward Looking Statements and Associated Risks

      This Annual Report on Form 10-K contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and other expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation, the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, should underlying assumptions prove incorrect or should other intervening events occur, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 2. PROPERTIES

Facilities

      Ergo leases approximately 30,000 square feet in two buildings in the Charlestown Navy Yard, Charlestown, Massachusetts. The approximately 10,000 square feet space formerly used for research and development functions is leased through June 1999. The Company has decided not to re-lease this space. The Company's principal offices (approximately 20,000 square feet), used for administrative functions, are leased through December 2003, with a renewal option for one five-year term. The Company is considering the possibility of subletting this space and relocating to a smaller facility. The Company believes that its facilities are too large for its current needs and also believes it can obtain additional space, if necessary, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings and Insurance

      In 1998, the Company and LSU entered into dispute resolution under the provisions of the LSU Agreement. The dispute related to the amount of payment owed to LSU from various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed is significantly less than that amount. The parties are currently in mediation with respect to this dispute. The Company maintains product liability coverage for claims arising from the use of ERGOSET(R) tablets and its technologies in clinical trials. See "Risk Factors--Ergo May Be Subject to Uninsured Product Liability Claims Arising Out of the Manufacture, Testing and Sale of it Products."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is quoted on the Nasdaq National Market System under the symbol "ERGO". At March 15, 1999, the number of record holders of the Company's common stock was approximately 270. The following table sets forth, for the periods indicted, the high and low sale price for the Company's common stock as reported on the Nasdaq National Market System.

                                             High               Low
                                        -------------       -----------
        1998

                 First Quarter            $ 17 5/8            $ 14
                 Second Quarter           $ 17 7/8            $ 3 1/2
                 Third Quarter            $ 4                 $ 2 3/4
                 Fourth Quarter           $ 4 13/16           $ 29/32

        1997

                 First Quarter            $ 17 1/4            $ 11 3/8
                 Second Quarter           $ 16                $ 9
                 Third Quarter            $ 14 1/2            $ 10
                 Fourth Quarter           $ 20 1/8            $ 12 3/4

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

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                          1998            1997            1996            1995            1994
                                                      ------------    ------------    ------------    ------------    ------------
Consolidated Statement of Operations
Data:
Revenues (1) ......................................   $ 18,924,552              --              --              --              --
Operating expenses:
    Research and development ......................     14,549,810      13,258,016      12,272,478       8,643,926       4,917,830
    Cost of Product Revenue .......................      2,488,520              --              --              --              --
    Purchase of in-process research and
        development ...............................             --              --         168,750       7,020,064              --
    Write-off related to renegotiated supply
        agreement (2) .............................      2,499,000              --              --              --              --
    General and administrative (3)(4)(5) ..........      7,558,572       6,973,776       6,139,072       6,580,308       4,256,934
                                                      ------------    ------------    ------------    ------------    ------------
    Total operating expenses ......................     27,095,902      20,231,792      18,580,300      22,244,298       9,174,764
                                                      ------------    ------------    ------------    ------------    ------------
Other Income:
    Interest Income ...............................      1,862,453       1,689,252       1,397,521          94,348         214,916
                                                      ------------    ------------    ------------    ------------    ------------
        Net loss ..................................     (6,308,897)    (18,542,540)    (17,182,779)    (22,149,950)     (8,959,848)
Accretion of dividends on preferred stock .........       (492,228)       (463,968)       (437,332)       (668,313)       (933,216)
Dividends on redeemable preferred stock ...........             --              --              --      (7,123,536)             --
Dividends on preferred stock ......................             --              --              --      (2,018,763)             --
                                                      ------------    ------------    ------------    ------------    ------------
        Net loss to common stockholders ...........   $ (6,801,125)   $(19,006,508)   $(17,620,111)   $(31,960,562)     (9,893,064)
                                                      ============    ============    ============    ============    ============

Net loss per common share
    (basic and diluted) (6) .......................   $       (.48)   $      (1.44)   $      (1.57)   $      (9.92)   $      (3.96)
                                                      ============    ============    ============    ============    ============

Weighted average common stock and
    common equivalents (basic and
    diluted) ......................................     14,087,917      13,212,042      11,248,315       3,222,707       2,500,025
                                                      ============    ============    ============    ============    ============

                                                                                      December 31,
                                                                                      ------------
                                                          1998            1997            1996            1995            1994
                                                      ------------    ------------    ------------    ------------    ------------
Consolidated Balance Sheet Data:
Cash and cash equivalents .........................   $ 15,715,708    $ 13,923,115    $ 18,066,884    $ 15,896,373    $  1,880,982
Short-term investments ............................     17,997,599       9,536,995      20,550,986       6,325,502              --
Working capital ...................................     29,563,042      20,943,195      36,917,629      19,609,791         679,177
Total assets ......................................     34,724,868      28,664,666      41,385,280      24,949,911       4,302,889
Deferred revenue (2) ..............................             --              --              --              --       5,744,329
Long-term obligations .............................        155,596         327,442         385,256          93,600          89,013
Total stockholders' equity (deficit)  .............     29,825,882      25,135,381      39,065,225      21,803,851     (20,674,994)

----------
(1) Relates to revenue received from Johnson & Johnson in accordance with the Joint Collaboration and License Agreement. See Note 9 of Notes to Consolidated Financial Statements.

(2) See Note 9 of Notes to Consolidated Financial Statements.

(3) Includes noncash charges in 1997 totaling $647,413 related to the resignation of two Company senior executives. See Note 10 of Notes to Consolidated Financial Statements.

(4) Includes a noncash charge in 1996 of $1,030,981 related to the resignation of a Company senior executive. See Note 10 of Notes to Consolidated Financial Statements.

(5) Includes a noncash charge in 1995 of $1,747,931 for common stock issued in connection with a renegotiated supply contract. See Note 9 of Notes to Consolidated Financial Statements.

(6) The Company has never paid cash dividends on its common stock other than distributions made to stockholders when the Company was owned only by individuals and had elected to be an S corporation for U.S. federal income tax purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion contains forward-looking statements. Forward-looking statements reflect Ergo's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation,

      o Ergo may not be successful in its appeal of the FDA's not-approvable letter and may not receive approval of the NDA for ERGOSET(R);

      o Ergo may not be able to submit clinical trial results in the future that will produce an approval from the FDA of ERGOSET(R) tablets;

      o Ergo may not have sufficient capital to complete any additional trials that may be undertaken;

      o any current or future clinical trial may not produce positive results;

      o data obtained from clinical trials are subject to varying interpretations, and the FDA (or an FDA panel of experts) may not agree with Ergo's assessment of any current or future clinical trial results;

      o uncertainty related to the scientific development of a new medical therapy;

      o competition in the anti-diabetic and anti-obesity markets is intense; other products have been recently approved for these indications and other companies are developing competing products;

      o     the need for additional funding;

      o Ergo may not be able to establish corporate alliances to market ERGOSET(R) tablets, if approved for commercial marketing;

      o ERGOSET(R) tablets, if approved for commercial marketing, may not be successful in the marketplace, or Ergo may not receive any profits from its sale; and

      o uncertainty relating to patent protection in the pharmaceutical and biotechnology industries.

      Further information and additional important factors are set forth in the section entitled "Item. 1 Business - Risk Factors." Ergo Science does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Overview

      Since inception, Ergo has sought to develop novel treatments for metabolic disorders, including type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy(R) ("NRT(R)"). NRT(R) is based on the role of neurotransmitters in regulating metabolism. The Company has dedicated most of its financial resources, since inception, to research and development of ERGOSET(R) tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA.

      From inception through 1998, the Company has been unprofitable. On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement to develop and commercialize ERGOSET(R) tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity (the "Joint Collaboration Agreement"). In conjunction with the Joint Collaboration Agreement, Ergo received a $10 million license fee on signing and has received approximately $6.4 million from Johnson & Johnson for its share of development expenses.

      On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET(R) tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET(R) tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide Joint Collaboration & License Agreement (the "Joint Collaboration Agreement") , which had been signed on February 23, 1998. (See Also Note 9). As a result of these events, the Company further reduced its work-force by approximately

50% and discontinued funding of all its pre-clinical development programs. Based on a vote of its Board of Directors, the Company has decided to appeal the FDA's not-approvable letter for ERGOSET (R) tables. The Company is also considering other strategic alternatives.

Results of Operations

Years ended December 31, 1997 and 1998

      Total revenues increased from $0 in 1997 to $18,924,552 in 1998. Revenues consisted of a $10 million license fee, approximately $6.4 million in reimbursement of development expenses and approximately $2.5 million of product revenue from raw material inventory sold at cost related to the Joint Collaboration Agreement.

      Research and development expenses increased from $13,258,016 in 1997 to $14,549,810 in 1998. Substantial costs were incurred in 1997 related to the preparation of the NDA for ERGOSET(R) (bromocriptine mesylate) tablets for type 2 diabetes. In 1998, significant expenditures were incurred due to the preparation for the panel meeting with the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA and ongoing clinical trials of the Phase II weight-loss study in obese subjects.

      The write-off related to renegotiated supply agreement charge of $2,499,000 represents the write-off of the capitalized fair value of stock issued in the fourth quarter of 1997 to the Company's drug supplier. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" for further discussion.

      General and administrative expenses increased from $6,973,776 in 1997 to $7,558,572 in 1998. The increase was principally due to a non-cash charge of $1,042,000 to writedown the Company's property and equipment to net realizable value and $700,000 in severance costs to reflect the 50% reduction in the work-force as a result of the aforementioned FDA not-approvable letter, Johnson & Johnson's notice of termination, and the Company's decision to discontinue funding of its pre-clinical development programs.

      Interest income increased from $1,689,252 in 1997 to $1,862,453 in 1998. The increase in interest income is attributable to an increase in the average amounts of cash, cash equivalents and short term investments during 1998, compared to 1997. The amounts increased as a result of the Joint Collaboration Agreement with Johnson & Johnson.

      Net loss decreased from $18,542,540 to $6,308,897 and net loss to common stockholders decreased from $19,006,508 to $6,801,125 in 1997 and 1998, respectively. These decreases were mainly due to revenues received in conjunction with the Joint Collaboration Agreement. Net loss per common share decreased from $1.44 in 1997 to $.48 in 1998.

Years ended December 31, 1996 and 1997

      Research and development expenses increased from $12,441,228 in 1996 to $13,258,016 in 1997. The increase was principally the result of expenses related to the preparation and filing of the NDA for ERGOSET(R) tablets and the Phase II weight-loss study in obese subjects initiated in 1997 which exceeded expenses related to the Phase III clinical trials for ERGOSET(R) tablets for type 2 diabetes in 1996. All other research and development expenses were relatively constant from 1996 to 1997.

      General and administrative expenses increased from $6,139,072 in 1996 to $6,973,776 in 1997. The increase was principally due to increased corporate communications and investor relations activities and costs associated with the Company's efforts to establish corporate alliances to market ERGOSET(R) tablets and assist with the development of other product candidates. In both 1996 and 1997 the Company recognized charges related to the resignation of senior executives. These charges were approximately $1.3 million in both years.

      Interest income increased from $1,397,521 in 1996 to $1,689,252 in 1997. The increase in interest income is attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during 1997, compared to 1996. The amounts increased as a result of proceeds received from the Company's second public offering in August 1996.

      Net loss increased from $17,182,779 to $18,542,540 and net loss to common stockholders increased from $17,620,111 to $19,006,508 in 1996 and 1997, respectively. The increases were mainly due to the increased costs noted above. Net loss per common share decreased from $1.57 in 1996 to $1.44 in 1997. The decrease in net loss per common share in 1997 was due to the increased weighted average shares outstanding, which totaled 11,248,315 in 1996 and 13,212,042 in 1997, offset by the increased net loss in 1997.

Net Operating Loss Carryforward

      At December 31, 1998, the Company's reported federal net operating loss carryforwards were approximately $73 million. If not used, the tax loss carryforwards will begin to expire in 2007. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in the Internal Revenue Code sections 382 and 383. See Note 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Since its inception, the Company's primary source of cash has been from financing activities, which have consisted of private placements of equity securities, two public offerings, and in the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided the Company with aggregate proceeds of $42,999,000 through 1998. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering.

      On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET(R) tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement. In December 1998, Johnson & Johnson provided 30-day notice of termination of the Joint Collaboration Agreement. The agreement was terminated on January 3, 1999, therefore there will be no further financial support from this agreement.

      Cash, cash equivalents and short-term investments were $23,460,110 and $33,713,307 at December 31, 1997 and 1998, respectively. The overall increase in cash, cash equivalents and short-term investments at December 31, 1998, was due primarily to payments received in connection with the Joint Collaboration Agreement.

      The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Because the Company has terminated its funding of all pre-clinical development, its primary use of cash is now the funding of the appeal of the FDA's not-approvable letter for ERGOSET(R) tablets.

      In 1997, the Company initiated a Phase II clinical study at 14 clinical sites across the United States enrolling approximately 300 clinically obese subjects to evaluate the safety and efficacy of ERGOSET(R) tablets to treat clinical obesity. In July 1998, enrollment for this study was completed. Final study results are anticipated to be reported in the first half of 1999.

      In 1997, the Company filed with the FDA an NDA for ERGOSET(R) tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET(R) tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the FDA that its NDA for ERGOSET(R) tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. The Company has decided to appeal this letter by the FDA.

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

      As of December 31, 1998, the Company's net investment in equipment and leasehold improvements was $367,123. A one-time asset write down charge of $1,042,290 was recorded in 1998. Because of the recent staff reductions, the Company does not expect that additional equipment and facilities will be needed. The Company chose not to renew the lease on one of its facilities that expires in July 1999. The Company is in the process of deciding whether to sublease its other facility and relocate to a smaller facility.

      Based on the decisions of the Advisory Committee and the Endocrinologic and Metabolic Drugs Division of the FDA, discussed above, the Company terminated the funding of its pre-clinical development programs. The Company expects that its available cash, cash equivalents, short-term investments, and expected interest income will fund its operations through mid-2000. In the event that the appeal is successful and the FDA approves the NDA for ERGOSET(R) tablets, the Company will need additional capital prior to launching the product for commercial marketing. There can be no assurance that the Company will be able to complete the development and/or initial commercial launch of ERGOSET(R) tablets with such capital resources or that the Company will be able to find a corporate partner to commercially market the product. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

      The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

Subsequent Events

      In January 1999, Ronald H. Abrahams, Ph.D., announced his retirement from the positions of Chairman, President and Chief Executive Officer, as well as from his position on the Board of Directors effective March 26, 1999. The Company announced on March 4, 1999 that David R. Burt was appointed President and Chief Executive Officer effective March 26, 1999. In addition, Mr. Burt was appointed as a member of the Board of Directors effective March 3, 1999.

      The Company announced on January 21, 1999 its decision to discontinue funding of all of its pre-clinical development programs and has reduced its work force by approximately 50% from earlier staffing levels.

Year 2000

The Company has developed a plan to address its computer systems' compliance with the year 2000. The Company expects that all internal acceptance testing will be completed by mid-1999. The Company is in the process of ascertaining the status of its vendors' Year 2000 compliance efforts. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

While the Company believes its internal data processing and computer applications will not be materially altered by any date sensitive calculations, there can be no guarantee that the systems of other companies on which the Company relies will be converted in a timely manner. The Company will initiate communications with third party vendors and request that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has determined that the adoption of SFAS 133, which is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, will have no impact on its consolidated financial statements.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and other Post Retirement Benefits," (SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other post retirement benefits and is effective for the Company's fiscal year ending December 31, 1999. SFAS 132 relates to disclosure only and will not effect the Company's financial position or results of operations.

      In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SoP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SoP 98-1, which is effective for the Company beginning January 1, 1999, to have a material effect on its financial position or results of operations.

      In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements                              Page No.

Report of Independent Accountants.............................................26

Consolidated Balance Sheets as of December 31, 1998 and 1997..................27

Consolidated Statements of Operations for the years ended December 31,
1998, 1997 and 1996...........................................................28

Consolidated Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996...........................................................29

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 1998, 1997, 1996.................................................30

Notes to Consolidated Financial Statements....................................31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ergo Science Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 1999

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                         1998           1997
                                                                         ----           ----
                                ASSETS

Current assets:
    Cash and cash equivalents ....................................    15,715,708     13,923,115
    Short-term investments .......................................    17,997,599      9,536,995
    Inventory ....................................................            --        424,320
    Prepaid and other current assets .............................       593,125        260,608
                                                                     -----------    -----------
        Total current assets .....................................    34,306,432     24,145,038
Equipment and leasehold improvements, net ........................       367,123      1,970,328
Deferred charges .................................................            --      2,499,000
Other assets .....................................................        51,313         50,300
                                                                     -----------    -----------
        Total assets .............................................    34,724,868     28,664,666
                                                                     ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ........................     4,477,254      2,921,538
    Current portion of capital lease obligations .................       266,136        280,305
                                                                     -----------    -----------
        Total current liabilities ................................     4,743,390      3,201,843

Long-term portion of capital lease obligations ...................       155,596        327,442

Commitments and contingencies (Note 11) ..........................            --             --

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
        6,903 shares of Series D exchangeable preferred stock
        issued and outstanding at December 31, 1998 and 1997
        (liquidation preferences were $8,574,718 and $8,082,490,
        at December 31, 1998 and 1997, respectively) .............     5,700,048      5,207,820
    Common stock, $.01 par value, authorized 50,000,000 at
        December 31, 1998 and 1997; issued and outstanding
        14,254,467 and 13,493,262 shares at December 31, 1998
        and 1997, respectively ...................................       142,545        134,933
    Additional paid-in capital ...................................   111,977,063    101,469,182
    Cumulative dividends on preferred stock ......................    (3,690,481)    (3,198,253)
    Deferred compensation ........................................      (390,568)      (874,473)
    Accumulated deficit ..........................................   (83,912,725)   (77,603,828)
                                                                     -----------    -----------
        Total stockholders' equity ...............................    29,825,882     25,135,381
                                                                     -----------    -----------
            Total liabilities and stockholders' equity ...........    34,724,868     28,664,666
                                                                     ===========    ===========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                             1998            1997            1996
                                                         ------------    ------------    ------------
Revenues:
    Product Revenue ..................................   $  2,488,520    $         --    $         --
    Licensing and supplier fees ......................     16,436,032              --              --
                                                         ------------    ------------    ------------
                                                           18,924,552              --              --

Operating expenses:
    Research and development .........................     14,549,810      13,258,016      12,272,478
    Cost of Product Revenue ..........................      2,488,520              --              --
    Purchase of in-process research and development ..             --              --         168,750
    Write-off related to renegotiated
        supply agreement .............................      2,499,000              --              --

    General and administrative .......................      7,558,572       6,973,776       6,139,072
                                                         ------------    ------------    ------------
                                                           27,095,902      20,231,792      18,580,300
                                                         ------------    ------------    ------------
Other Income
    Interest Income ..................................      1,862,453       1,689,252       1,397,521
                                                         ------------    ------------    ------------

        Net loss .....................................     (6,308,897)    (18,542,540)    (17,182,779)

Accretion of dividends on preferred stock ............       (492,228)       (463,968)       (437,332)
                                                         ------------    ------------    ------------
Net loss to common stockholders ......................   $ (6,801,125)   $(19,006,508)   $(17,620,111)
                                                         ============    ============    ============

Net loss per common share
    (basic and diluted) ..............................   $       (.48)   $      (1.44)   $      (1.57)
                                                         ============    ============    ============

Weighted average common shares outstanding
    (basic and diluted) ..............................     14,087,917      13,212,042      11,248,315
                                                         ============    ============    ============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                     1998            1997            1996
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
    Net loss .................................................   $ (6,308,897)   $(18,542,540)   $(17,182,779)
    Adjustments to reconcile net loss to cash used
      by operating activities:
      Depreciation and amortization ..........................      1,940,278       1,446,944       1,094,748
      Noncash compensation ...................................        427,944       1,201,495       2,015,251
      Noncash purchase of in-process research and
        development ..........................................             --              --         168,750
      Noncash charge related to write-off of renegotiated
        supplier agreement ...................................      2,499,000              --              --
      Changes in operating assets and liabilities:
        Inventory ............................................        424,320        (424,320)             --
        Prepaid and other current assets .....................       (332,517)        (26,049)        205,818
        Other assets .........................................         (1,013)         (9,314)        (21,560)
        Accounts payable and accrued expenses ................      1,555,716       1,173,576      (1,261,385)
                                                                 ------------    ------------    ------------
Net cash provided by (used in) operating activities ..........        204,831     (15,180,208)    (14,981,157)
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of short-term investments .......................    (65,248,505)    (41,330,582)    (35,783,642)
    Proceeds from maturity of short-term investments .........     56,787,901      52,344,568      21,558,158
    Purchase of equipment and leasehold
      Improvements ...........................................       (165,376)       (659,202)     (1,318,380)
    Proceeds received on sale of equipment ...................             --           6,000              --
                                                                 ------------    ------------    ------------
Net cash provided by (used in) investing activities ..........     (8,625,980)     10,360,784     (15,543,864)
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
    Principal payments under capital lease
      Obligations ............................................       (357,712)       (236,552)       (114,338)
    Proceeds from issuance of common stock, net of issuance
      costs ($515,273 in 1996) ...............................     10,000,000           1,500      32,218,487
    Proceeds from stock option exercise ......................        571,454         910,707          41,665
    Proceeds from sale-leaseback agreement ...................             --              --         549,718
                                                                 ------------    ------------    ------------
Net cash provided by financing activities ....................     10,213,742         675,655      32,695,532
                                                                 ------------    ------------    ------------
Net increase (decrease) in cash and cash
    Equivalents ..............................................      1,792,593      (4,143,769)      2,170,511
Cash and cash equivalents at beginning of
    Period ...................................................     13,923,115      18,066,884      15,896,373
                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of period ...................   $ 15,715,708    $ 13,923,115    $ 18,066,884
                                                                 ============    ============    ============

Supplemental non-cash investing and financing activities - See Note 12.

               The accompanying notes are an integral part of the
                        consolidated financial statements

                            ERGO SCIENCE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              Additional
                                                                                                                Paid-In
                                                         Preferred Stock                 Common Stock           Capital
                                                         ---------------                 ------------           -------
                                                      Shares       Amount           Shares        Amount
                                                      ------       ------           ------        ------
Balance at December 31, 1995 ......................    6,903    $  4,306,520      10,145,580   $    101,456   $ 63,420,487
Accretion of dividends on preferred stock .........                  437,332
Exercise of stock options .........................                                   41,000            410         41,255
Cancellation of compensatory stock option grants ..                                                               (651,003)
Issuance of compensatory stock option grants ......                                                              1,989,478
Issuance of common stock in public offering, net of
    offering costs of $515,273 ....................                                2,842,706         28,427     32,190,060
Common stock issuance related to license and
    royalty agreement .............................                                   18,750            187        168,563
Amortization of deferred compensation .............
Net loss for period ...............................
                                                       -----    ------------      ----------   ------------   ------------
Balance at December 31, 1996 ......................    6,903       4,743,852      13,048,036        130,480     97,158,840
Accretion of dividends on preferred stock .........                  463,968
Exercise of stock options .........................                                  295,226          2,953        907,754
Cancellation of compensatory stock option grants ..                                                               (211,181)
Issuance of compensatory stock option grants ......                                                              1,114,769
Common stock issuance related to renegotiated
     supply agreement .............................                                  150,000          1,500      2,499,000
Amortization of deferred compensation .............
Net loss for period ...............................
                                                       -----    ------------      ----------   ------------   ------------
Balance at December 31, 1997 ......................    6,903    $  5,207,820      13,493,262   $    134,933   $101,469,182
Accretion of dividends on preferred stock .........                  492,228
Exercise of stock options .........................                                  159,050          1,590        569,864
Cancellation of compensatory stock option grants ..                                                                (55,961)
Issuance of compensatory stock option grants
Common stock issuance related to joint
    collaboration agreement .......................                                  602,155          6,022      9,993,978
Amortization of deferred compensation .............
Net loss for period ...............................
                                                       -----    ------------      ----------   ------------   ------------
Balance at December 31, 1998 ......................    6,903    $  5,700,048      14,254,467   $    142,545   $111,977,063
                                                       =====    ============      ==========   ============   ============

                                                           Cumulative                                        Total
                                                          Dividends on      Deferred      Accumulated    Stockholders'
                                                         Preferred Stock  Compensation      Deficit         Equity
                                                         ---------------  ------------      -------         ------
Balance at December 31, 1995 ......................       $ (2,296,953)   $ (1,849,150)   $(41,878,509)   $ 21,803,851
Accretion of dividends on preferred stock .........           (437,332)
Exercise of stock options .........................                                                             41,665
Cancellation of compensatory stock option grants ..                            651,003
Issuance of compensatory stock option grants ......                           (958,497)                      1,030,981
Issuance of common stock in public offering, net of
    offering costs of $515,273 ....................                                                         32,218,487
Common stock issuance related to license and
    royalty agreement .............................                                                            168,750
Amortization of deferred compensation .............                            984,270                         984,270
Net loss for period ...............................                                        (17,182,779)    (17,182,779)
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 1996 ......................         (2,734,285)     (1,172,374)    (59,061,288)     39,065,225
Accretion of dividends on preferred stock .........           (463,968)
Exercise of stock options .........................                                                            910,707
Cancellation of compensatory stock option grants ..                            211,181
Issuance of compensatory stock option grants ......                           (664,768)                        450,001
Common stock issuance related to renegotiated
     supply agreement .............................                                                          2,500,500
Amortization of deferred compensation .............                            751,488                         751,488
Net loss for period ...............................                                        (18,542,540)    (18,542,540)
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 1997 ......................       $ (3,198,253)   $   (874,473)   $(77,603,828)   $ 25,135,381
Accretion of dividends on preferred stock .........           (492,228)
Exercise of stock options .........................                                                            571,454
Cancellation of compensatory stock option grants ..                             55,961
Issuance of compensatory stock option grants
Common stock issuance related to joint
    collaboration agreement .......................                                                         10,000,000
Amortization of deferred compensation .............                            427,944                         427,944
Net loss for period ...............................                                         (6,308,897)     (6,308,897)
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 1998 ......................       $ (3,690,481)   $   (390,568)   $(83,912,725)   $ 29,825,882
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

               The accompanying notes are an integral part of the
                        consolidated financial statements

                            ERGO SCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Overview and Summary of Significant Accounting Principles

      Recent Events

      On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET(R) tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET(R) tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide Joint Collaboration & License Agreement (the "Joint Collaboration Agreement") , which had been signed on February 23, 1998. (See Also Note 9). As a result of these events, the Company further reduced its work-force by approximately 50% and discontinued funding of all its pre-clinical development programs. Based on a vote of its Board of Directors, the Company has decided to appeal the FDA's not-approvable letter for ERGOSET (R) tables. The Company is also considering other strategic alternatives.

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

      At December 31, 1998 and 1997 cash equivalents were composed primarily of investments in money market funds, United States government obligations and commercial paper that mature within 90 days of purchase.

      Concentration of Credit Risk

      The Company has not realized any losses on its investments. The Company has invested the net proceeds of its public offerings and payment received under the Joint Collaboration Agreement in short-term, interest-bearing, investment-grade securities, including U.S. Treasury and agency securities and high-grade commercial paper.

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

      Uncertainties

      The Company is subject to risks common to companies in the pharmaceutical and biotechnology industries including, but not limited to, the need for regulatory approvals, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA governmental regulations.

      Net Loss Per Common Share

      The Company follows Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. At December 31, 1998, 1997 and 1996, the Company had 1,676,627, 1,828,894, and 1,724,200 options outstanding, respectively.

      In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss available to common stockholders.

      Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost. Depreciation is calculated using straight-line basis over a 2 to 7 year estimated useful life. Leasehold improvements are amortized over the shorter of the life of the leases or the estimated useful life of the related assets. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. The Company recorded an asset write-down of equipment to net realizable value in the fourth quarter of 1998. (See Note 4).

      Capital Leases

      Assets and liabilities relating to capital leases are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Capital lease amortization is included with depreciation and amortization expense.

      Income Taxes

      Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See Note 7).

      Comprehensive Income

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the twelve months ending December 31, 1998, 1997 and 1996, comprehensive income was the same as net income.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has determined that the adoption of SFAS 133, which is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, will have no impact on its consolidated financial statements.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and other Post Retirement Benefits," (SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other post retirement benefits and is effective for the Company's fiscal year ending December 31, 1999. SFAS 132 relates to disclosure only and will not effect the Company's financial position or results of operations.

      In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SoP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SoP 98-1, which is effective for the Company beginning January 1, 1999, to have a material effect on its financial position or results of operations.

      In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.

2.    Short-term Investments

      The following is a summary of held-to-maturity securities not classified as cash and cash equivalents as of December 31:

                                                      1998               1997
                                                      ----               ----

      Commercial paper ...................        $ 4,371,496        $ 6,461,033

      Federal agency notes ...............         13,626,103          3,075,962
                                                  -----------        -----------
      Total short-term investments .......        $17,997,599        $ 9,536,995
                                                  ===========        ===========

Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on fair value of these securities. These securities are carried at amortized cost, which approximates fair value. All short-term investments mature within 89 days of December 31, 1998.

3.    Inventory

      Pursuant to a supply agreement, the Company was responsible for the purchase and supply of all active ingredient required for the manufacturing of ERGOSET(R) tablets. In the fourth quarter of 1997, the Company purchased $424,320 of active ingredient to be used in the manufacturing of ERGOSET(R) tablets, all of which was held as raw material at December 31, 1997. The inventory was sold to Johnson & Johnson in the first quarter of 1998.

4.    Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following at December 31:

                                                       1998             1997
                                                       ----             ----

      Furniture and equipment .................... $ 1,554,053      $ 1,455,140
      Lab equipment ..............................   2,667,132        2,442,471
      Leasehold improvements .....................   2,045,093        2,031,594
                                                   -----------      -----------
                                                     6,266,278        5,929,205
      Accumulated depreciation and amortization ..  (5,899,155)      (3,958,877)
                                                   -----------      -----------
      Equipment and leasehold improvements, net .. $   367,123      $ 1,970,328
                                                   ===========      ===========

      Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,940,278, $1,446,944, and $1,094,748, respectively. Included in the 1998 depreciation expense, which is a component of general & administrative expense on the statement of operations, is a $1,042,290 asset write-down of equipment and leasehold improvements. The Company recorded this charge in order to properly reflect the equipment and leasehold improvements at net realizable value as of December 31, 1998, given the Company's decision to discontinue funding of its preclinical development program.

      Assets under capital leases, net of accumulated amortization at December 31, 1998 and 1997 were $133,751 and $616,264, respectively. See Note 12.

5.    Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following at December 31,

                                                      1998         1997
                                                   ----------   ----------
Accounts payable ...............................   $    4,727   $  424,488
Accrued legal costs ............................      106,489       71,623
Accrued payroll and vacation ...................      119,784      192,240
Accrued bonuses ................................      262,349      389,744
Accrued severance agreements ...................           --      408,114
Accrued clinical development costs .............      164,162      863,649
Accrued manufacturing ..........................    3,230,000           --
Accrued other expenses .........................      589,743      571,680
                                                   ----------   ----------
     Total accounts payable and accrued expenses   $4,477,254   $2,921,538
                                                   ==========   ==========

6.    Leases

      The Company leases office and research space and office equipment under operating lease arrangements which expire on various dates through the year 2003. Certain operating lease arrangements include options to renew for additional periods or payment terms that are subject to increases due to taxes and other operating costs of the lessor. In addition, the Company leases certain equipment under lease arrangements which have been accounted for as capital leases. Future minimum commitments, by year and in the aggregate, under these long-term noncancelable leases consist of the following at December 31, 1998:

                                                     Capital     Operating
                                                     Leases       Leases
                                                   ----------   ----------
1999 ............................................  $  315,819   $  513,294
2000 ............................................     153,558      401,712
2001 ............................................          --      401,063
2002 ............................................          --      401,063
2003 ............................................          --      383,513
Thereafter ......................................          --           --
                                                   ----------   ----------
                                                      469,377   $2,100,645
                                                                ==========
Less amounts representing interest ..............      47,645
Present value of minimum lease payments .........     421,732
                                                   ----------
Less current portion of capital lease obligations     266,136
                                                   ----------
Long-term portion of capital lease obligations ..  $  155,596
                                                   ==========

      Rent expense for the years December 31, 1998, 1997 and 1996 amounted to $591,249, $668,594, and $657,574, respectively.

      Cash paid for interest on capital leases was $96,202, $144,264, and $51,206 in 1998, 1997 and 1996, respectively.

      The operating lease commitment indicated above is principally due to the rental of administrative office space. The Company is considering subletting some or all of its space.

7.    Income Taxes

      Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                       1998            1997
                                                       ----            ----

Deferred tax assets:
     Equipment and leasehold improvements ......   $  1,045,000    $    565,000
     Research and development credits ..........      2,807,000         857,000
     Deferred compensation .....................        156,000         350,000
     Intangible amortization ...................        251,000         272,000
     Net operating loss ........................     29,151,000      26,239,000
                                                   ------------    ------------
Total deferred tax assets ......................     33,410,000      28,283,000
Valuation allowance for deferred tax assets ....    (33,410,000)    (28,283,000)
                                                   ------------    ------------

Deferred tax liabilities:
Total deferred tax liabilities .................             --              --
                                                   ------------    ------------

Net deferred tax assets ........................             --              --
                                                   ============    ============

      The change in the total valuation allowance for the years ended December 31, 1998 and 1997 were increases of $5,127,000 and $7,424,000, respectively.

      As of December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $73 million which expire through 2018. The Company's ability to use the carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Sections 382 and 383. The current year net operating loss includes amounts related to stock option exercises, the benefits of which will be allocated to additional paid-in-capital when realized.

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

      On December 19, 1995, the Company completed its Initial Public Offering and sold an aggregate of 2,875,000 shares of common stock at $9.00 per share resulting in net proceeds, after deducting underwriting discounts and offering costs, of $23,030,476.

      On August 14, 1996, the Company completed a second public offering and sold an aggregate of 2,842,706 shares of common stock at $12.25 per share resulting in net proceeds, after deducting underwriting discounts and offering costs, of $32,218,487.

      In conjunction with the Joint Collaboration Agreement, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Johnson & Johnson Development Corporation on February 23, 1998. In accordance with the terms of the Stock Purchase Agreement, Johnson & Johnson Development Corporation purchased 602,155 shares of the Company's common stock for $10,000,000.

      See Note 9 for a description of Series D Preferred Stock and its liquidation preference, which amounts to $8,574,718 as of December 31, 1998.

9.    License Agreements and Supplier Contracts

      On April 27, 1995 in conjunction with a redesigned plan for commercialization of the Company's products, the Company effectively canceled the previous existing partnership sublicenses by acquiring all the partners' interests. Rather than return the sublicense fees paid in by the partners, the Company issued 278,875 shares of common stock and 5,618 shares of Series D Exchangeable Preferred Stock (the "Series D Preferred Stock"), par value $.01. The Company ascribed a value of $16 per share to the common stock issued and $584 per share to the Series D Preferred Stock.

      The holders of Series D Preferred Stock are entitled to receive quarterly cash dividends at a rate of 6% per annum compounded semiannually on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall be payable to holders of record, when and as declared, by the Board of Directors. The Company will have the option to convert the Series D Preferred Stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the Series D Preferred Stock into common stock within the 90 days, the Series D Preferred Stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The Company currently intends to exercise its option to convert the Series D Preferred Stock to common stock if it receives FDA approval, and, accordingly, the Series D Preferred Stock was recharacterized as Preferred Stock upon closing of the IPO. The Series D Preferred Stock is carried at face value plus accrued unpaid dividends. The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock then outstanding will be entitled to receive an amount of cash equal to the Stated Value of Series D Preferred Stock after any distribution is made on any senior securities and before any distribution is made on any junior securities, including Common Stock. The liquidation preference amount for the Series D Preferred Stock as of December 31, 1998 was $8,574,718.

      On December 19, 1996, the one-year anniversary of the IPO, the Company issued 18,750 common shares to LSU in conjunction with a novated license and royalty agreement and, accordingly, recorded a charge of $168,750. See Note 11 for a description of the novated license and royalty agreement.

      In October 1997, the Company amended and restated an agreement with its drug supplier. Under the amended and restated agreement, the Company agreed to purchase its worldwide supply of ERGOSET(R) tablets from the supplier on a "cost-plus" basis. This cost arrangement was expected to result in a lower unit cost for the product over the term of the contract. The Company also shortened the term of the agreement, agreed to make additional payments to the supplier upon the occurrence of certain regulatory events and for performance of the agreement for a specified period and issued to the supplier shares of the Company's common stock, with a fair value of $2,499,000. This deferred charge was capitalized and was to be amortized on a straight line basis over a period of 42 months commencing on the first day after Ergo receives written communication from the FDA approving the NDA of ERGOSET(R) tablets for the treatment of type 2 diabetes. In February 1998, the Company assigned its rights and obligations, other than certain specified existing obligations, under the amended and restated agreement to Johnson & Johnson under the terms of a worldwide Joint Collaboration and License Agreement. As a result of the unfavorable recommendation given by the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA on May 14, 1998, the Company determined that the value of this asset had been materially impaired due to the uncertainty that the improved supply terms would be resolved. As a result, the Company wrote-off the balance of this asset in 1998. In January 1999, Johnson & Johnson terminated the joint collaboration and license agreement and rescinded the assignment of the amended and restated supply agreement.

      On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET(R) tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. Under the Joint Collaboration Agreement with Johnson & Johnson, the Company was responsible for paying half of the development, marketing, and commercialization costs, including launch costs, for ERGOSET(R) tablets as well as any other collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. In January 1999, Johnson & Johnson terminated the Joint Collaboration Agreement following the Company's receipt of a letter from the FDA stating that its NDA for ERGOSET (R) tablets is not approvable.

10.   Stock Options and Incentive Plan

      The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and generally have a maximum term of ten years

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below

                                  1998                            1997                           1996
                        --------------------------     --------------------------     --------------------------

                        Net Loss to                     Net Loss to                    Net Loss to
                           Common         Loss Per        Common         Loss Per        Common         Loss Per
                        Stockholders       Share       Stockholders       Share       Stockholders        Share
                        ------------       -----       ------------       -----       ------------        -----
As Reported.......        $6,801,125        $.48        $19,006,508       $1.44        $17,620,111        $1.57

Pro Forma.........       $10,236,854        $.73        $20,277,206       $1.53        $18,334,693        $1.63

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                        1998             1997             1996
                                       -------          -------          -------

Expected Life......................    5 years          5 years          5 years

Expected Volatility................      95%              50%              44%

Dividend Yield.....................      0%                0%              0%

Weighted Average Risk-free
    Interest Rate..................     5.02%            5.44%            6.56%

The weighted average fair value of the options granted during 1998, 1997 and 1996 was $3.42, $6.72, and $6.61 per share, respectively.

      In October 1995, the Company granted to various employees options to purchase 621,625 shares of common stock at $6.71 per share. Deferred compensation related to those option grants is being amortized to operations over the four-year vesting period of the options.

      In December 1995, the Company issued to its financial advisor, at the closing of the IPO, an option exercisable for three years to acquire 20,000 shares of common stock with an exercise price per share equal to the IPO price per share. These options expired in December 1998. Also in December 1995, the Company granted one of its medical advisors an option to purchase 10,000 shares of common stock at an exercise price equal to the IPO price per share. One quarter of these shares vested on the grant date and the remaining balance is vesting over three years.

      During 1996, the Company granted to various employees and directors options to purchase 771,395 shares of common stock at exercise prices ranging from $6.71 to $23.50 per share. Of the total number of options issued in 1996, 493,550 were issued at prices equal to the market prices on the grant dates. The remaining 277,845 options were granted at prices below market. Of those options granted at prices below market, 220,000 were issued in conjunction with the resignation of a Company senior executive. In connection with the issuance of these options, the Company recorded compensation expense of $1,030,981.

      During 1997, the Company granted to various employees options to purchase 555,100 shares of common stock at exercise prices ranging from $7.00 to $17.00 per share. Of the total number of options issued in 1997, 355,100 were issued at prices equal to the market prices on the grant dates. The remaining 200,000 options were granted at prices below market: 100,000 options were issued in conjunction with the resignation of a Company senior executive and 100,000 options were issued to the newly appointed CEO. In connection with the issuance of these options, the Company recorded compensation expense of $491,930 in 1997 and will record an additional $245,570 over the next 41 months. In addition, the vesting period of 21,250 shares of stock were accelerated in conjunction with the resignation of a second Company senior executive, which resulted in a compensation charge of $197,413 in 1997.

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

      During 1998, the Company granted to various employees and directors options to purchase 241,000 shares of common stock at exercise prices ranging from $3.25 to $17.00 per share. All options issued in 1998 were issued at prices equal to the market price on the grant dates.

      Information related to stock option activity for the period from December 31, 1995 through December 31, 1998 is as follows:

                                                                     Weighted
                                                                  Average Option
                                                       Shares         Price
                                                     ---------    --------------
Outstanding at December 31, 1995 ..............      1,176,825         4.13
     Granted ..................................        771,395        10.68
     Exercised ................................        (41,000)        1.02
     Canceled .................................       (183,020)        7.36
                                                     ---------
Outstanding at December 31, 1996 ..............      1,724,200         6.70
     Granted ..................................        586,600        11.41
     Exercised ................................       (295,226)        3.08
     Canceled .................................       (186,680)       10.49
                                                     ---------
Outstanding at December 31, 1997 ..............      1,828,894       $ 8.41
     Granted ..................................        241,000         6.90
     Exercised ................................       (159,050)        3.59
     Canceled .................................       (234,217)       11.86
                                                     ---------
Outstanding at December 31, 1998 ..............      1,676,627       $ 8.41
                                                     =========

The following table summarizes information about stock options outstanding at December 31, 1998:

                                          Options Outstanding                            Options Exercisable
                      --------------------------------------------------------     --------------------------------
                                       Weighted-Average
     Range of            Number            Remaining          Weighted-Average       Number        Weighted-Average
  Exercise Prices     Outstanding      Contractual Life        Exercise Price      Exercisable      Exercise Price
  ---------------     -----------      ----------------        --------------      -----------      --------------
$ 0.00 to 2.35          210,250            4.9 years                 $.80            210,250            $   .80

$ 2.36 to 4.70          132,000            9.7 years                $3.25                 --            $   .00

$ 4.71 to 7.05          496,172            5.1 years                $6.71            424,532            $  6.71

$ 7.06 to 9.40           32,000            2.6 years                $9.00             31,500            $  9.00

$ 9.41 to 11.75         509,060            6.6 years               $10.28            206,560            $ 10.85

$11.76 to 14.10         110,000            7.4 years               $12.89             56,250            $ 12.78

$14.11 to 16.45          53,500            8.4 years               $15.52             11,250            $ 15.49

$16.45 to 18.80          99,150            8.6 years               $17.06             22,400            $ 17.13

$18.81 to 21.15          33,720            6.1 years               $20.61             29,985            $ 20.71

$21.16 to 23.50             775            0.1 years               $22.96                775            $ 22.95
                      ---------                                                     --------
$0.80 to 23.50        1,676,627                                                      993,502
                      =========                                                     ========

      The following table summarizes information about stock options granted in 1998:

                                        Weighted Average      Weighted Average
                                        Price Per Share     Fair Value Per Share
                                        ---------------     --------------------
Shares Granted At Market Price.......        $6.90                  $3.42

      At December 31, 1998 there were 1,676,627 options outstanding at a weighted average price of $8.41 of which 993,502 options were exercisable. In connection with the issuance of stock options at exercise prices below fair market value, as determined by the Company's Board of Directors, the Company recorded compensation expense of $427,944, $1,201,495, and $2,015,251 in 1998,
1997 and 1996, respectively. In 1998, 1997 and 1996, fair market value was based on market price. The $390,568 remaining deferred compensation at December 31, 1998 will be amortized over the vesting periods of the underlying options.

      Effective as of November 1, 1994, the Board of Directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the "Incentive Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards that may be granted under the Incentive Plan include incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. At December 31, 1998, 1997 and 1996, the aggregate number of shares of the Company's common stock which may be issued pursuant to incentive awards under the Incentive Plan were 2,116,750, 1,866,750 and 1,431,525 shares, respectively (for which common shares have been reserved). Awards of options to provide 201,000, 586,600, and 661,395 shares at exercise prices of $3.25 - $17.00, $7.00 - $17.00, and $6.71-$23.50 per share, respectively, were granted under the Incentive Plan in 1998, 1997 and 1996, respectively. These amounts are included in the tables above.

      On May 15, 1996, the Board of Directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the "Director Stock Plan"). The Director Stock Plan provides for an initial grant of an option to purchase 10,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the Board of Directors. Those eligible directors already serving at the time the Director Stock Plan was approved by the stockholders of the Company were each granted a stock option to purchase 10,000 shares of common stock with a deemed date of grant of May 15, 1996. If a director remains eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that a director is first granted a stock option under the Director Stock Plan, that director will be granted a second stock option to purchase 10,000 shares of common stock. Stock options granted under the Director Stock Plan will vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock options may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company's 1996 Annual Meeting which took place on June 25, 1996. Awards of options to provide 40,000 and 50,000 shares at exercise prices of $3.18 - $13.81 and $12.75 - $21.13 per share, respectively, were granted under the Incentive Plan in 1998 and 1996, respectively. There were no shares granted in 1997. These amounts are included in the tables above.

11.   Commitments and Contingencies

      The Company has a royalty agreement with LSU under which the Company pays LSU a royalty based upon gross sales in the United States and a percentage revenues the Company receives outside of the United States. The Company also has a commitment to make payments of an agreed percentage of net cash flow to LSU once the Company generates positive net cash flow, as defined. LSU is obligated to expend substantially all of such net cash flow payments from the Company on research supervised by one of the Company's consultants (or the Company's designee), and the Company has the option of licensing any patents that arise from such research.

      On May 1, 1995, Ergo Research Corporation, a wholly-owned subsidiary of the Company, entered into a novated license and royalty agreement with LSU that replaces the royalty agreement with LSU described in the prior paragraph. In conjunction with the new agreement an initial fee of $200,000 was paid to LSU upon execution, $500,000 was paid upon the initial public offering of the common stock of the Company in December 1995 and 18,750 common shares with a fair value of $168,750 were issued one year after that offering in December 1996. These costs were charged to operations in the periods indicated as the purchase of in-process research and development. The agreement also requires additional fees of $350,000 for the first and $500,000 for all subsequent administrative approvals of licensed pharmaceutical products. The Company must pay LSU a royalty based upon gross sales in the United States with minimum royalties due.

      On April 29, 1998, the Company and LSU entered into dispute resolution under the provisions of the parties' novated license and royalty agreement dated May 1, 1995. The dispute relates to the amount of payment owed to LSU arising from various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed to LSU is significantly less than this amount. The dispute resolution provisions of the agreement provides for a period of good faith negotiations between the parties, followed, if necessary, by mediation and binding arbitration. The Company and LSU are currently in mediation.

12.   Noncash Investing and Financing Activities

      Certain capital lease obligations are considered noncash items and, accordingly, are not reflected in the consolidated statements of cash flows. Noncash capital lease obligations of $171,697 and $272,205 were incurred in 1998 and 1997, respectively, when the Company entered into leases for lab and office equipment. In 1996, the Company entered into, a sale leaseback agreement which resulted in the receipt of $549,718 in cash proceeds. (See Note 4).

13.   Employee Benefit Plans

      Effective February 1, 1997, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401k Plan"). Under the 401k Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 20% of their gross salary. The Company makes a matching contribution which currently totals 50% of the employee's contribution, up to a maximum amount equal to the lesser of $2,500 or 6% of the employee's gross salary. The employer matching contribution vests over a four year period, 25% for each year of service. Years of service prior to the implementation of the 401k Plan are excluded from the vesting period. In 1998 and 1997, the Company's contributions to the 401k Plan amounted to $91,333 and $74,014, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES.

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the heading "Directors and Executive Officers" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information set forth under the heading "Compensation of Directors and Executive Officers" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the heading "Certain Transactions" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)  --  The financial statements filed as part of this Report at Item 8 are listed in the Index to Consolidated Financial Statements on page 25 of this Report.

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

10.8  --    Stockholders Agreement dated April 27, 1995, among the Company and the stockholders of the Company that are signatories thereto. Filed as exhibit 10.8 to the Company's registration statement on Form S-1
            (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.9  --    Indemnification Agreement dated October 6, 1995, between the Company and Manuel Cincotta, Jr., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document.
            Filed as exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November
            27, 1995, and incorporated by reference herein.

10.10  --   Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science Incorporated and Anthony H. Cincotta, Ph.D.;
            First Amendment to Option Agreement dated April 27, 1995, among the
            Company, Ergo Science Incorporated and Anthony H. Cincotta, Ph.D.;
            and Second Amendment to Amended and Restated Option Agreement dated
            November 6, 1995, between the Company and Anthony H. Cincotta, Ph.D.
            Filed as exhibit 10.21 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November
            27, 1995, and incorporated by reference herein.

10.12  --   Nonstatutory Stock Option Agreement dated November 15, 1994, between Ergo Science Incorporated and Stephen A. Duzan; and First
            Amendment to Option Agreement dated April 27, 1995, among the
            Company, Ergo Science Incorporated and Stephen Duzan. Filed as
            exhibit 10.24 to the Company's registration statement on Form S-1
            (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.13  --   Option Agreement dated as of March 31, 1994, between the Company and Ronald H. Abrahams, Ph.D.; and First Amendment to Option
            Agreement dated November 6, 1995, between the Company and Ronald H.
            Abrahams, Ph.D. Filed as exhibit 10.25 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.14  --   Consulting Agreement dated August 24, 1995, between the Company and DBM Corporate Consulting Group, Ltd. Filed as exhibit 10.28 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.15  --   Form of Option and Registration Rights Agreement between the
            Company and DBM Corporate Consulting Group, Ltd. Filed as exhibit
            10.29 to the Company's registration statement on Form S-1 (File No.
            33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.16  --   Ergo Science Corporation Stock Option Plan for Non-Employee
            Directors (Incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-8, file number
            333-07159).

10.17  --   First Amendment to Ergo Science Corporation Amended and Restated
            1995 Long-Term Incentive Plan (Incorporated by reference to exhibit
            10.2 to the Company's Registration Statement on Form S-8, file number 333-07013).

10.18  --   License Agreement effective as of February 1, 1997, between The
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

10.19  --   Amended and Restated Supply Agreement dated October 31, 1997, by
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

10.20  --   Second Amendment to Ergo Science Corporation Amended and Restated
            1995 Long-Term Incentive Plan. Filed with the Commission on December
            9, 1997 (Incorporated by reference to exhibit 10.3 to the Company's
            Registration Statement on Form S-8, file number 333-41791).

21     --   Subsidiaries of registrant. Filed as exhibit 21 to the Company's annual filing on Form 21 -- 10-K filed with the Commission on March
            30, 1998.

23.1   --   Consent of PricewaterhouseCoopers L.L.P.

27     --   Financial data schedule

(b)    --   Reports filed on Form 8-K.

            During the fourth quarter of 1998, the Company filed the following reports on Form 8-K:

            - On December 1, 1998 stating that on November 23, 1998, the Company publicly disseminated a press release announcing that it had received a letter from the Division of Metabolic and Endocrine Drug Products at the U.S. Food and Drug Administration that its New Drug Application for ERGOSET(R) tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio.

            - On December 15, 1998 stating that on December 7, 1998, the Company publicly disseminated a press release announcing that Johnson & Johnson has provided notice of termination (effective in 30 days) of the collaboration agreement for Ergo Science's products to treat type 2 diabetes and obesity.

            - On December 22, 1998 stating that on December 16, 1998, the Company publicly disseminated a press release announcing that it has reduced its work force by approximately 50 percent. In addition, on December 17, 1998, the Company disseminated a press release announcing that W. Leigh Thompson, M.D., Ph.D., has resigned from its Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlestown and State of Massachusetts on March 25, 1999.

                                           ERGO SCIENCE CORPORATION


                                           By:       /s/ Ronald H. Abrahams
                                              ----------------------------------
                                                    Ronald H. Abrahams, Ph.D.

                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   /s/ Ronald H. Abrahams        President, Chief Executive Officer and Chairman
----------------------------     of the Board and Director (Principal Executive
(Ronald H. Abrahams, Ph.D.)      and Financial Officer)


    /s/ David R. Burt            Director
----------------------------
     (David R. Burt)


  /s/ David L. Castaldi          Director
----------------------------
    (David L. Castaldi)


 /s/ Anthony H. Cincotta         Director
----------------------------
(Anthony H. Cincotta, Ph.D.)


  /s/ J. Richard Crowley         Controller
----------------------------
   (J. Richard Crowley)


   /s/ Stephen A. Duzan          Director
----------------------------
     (Stephen A. Duzan)


      /s/ Ray L. Hunt            Director
----------------------------
        (Ray L. Hunt)


 /s/ Thomas F. McWilliams        Director
----------------------------
    (Thomas F. McWilliams)


  /s/ Stephen P. Smiley          Director
----------------------------
     (Stephen P. Smiley)

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

10.9  --   Indemnification Agreement dated October 6, 1995, between the
           Company and Manuel Cincotta, Jr., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document. Filed as exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.10 -- Amended and Restated Option Agreement dated October 12, 1993, between Ergo Science Incorporated and Anthony H. Cincotta, Ph.D.; First Amendment to Option Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and Anthony H. Cincotta, Ph.D.; and Second Amendment to Amended and Restated Option Agreement dated November 6, 1995, between the Company and Anthony H. Cincotta, Ph.D. Filed as exhibit 10.21 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.11 -- Nonstatutory Stock Option Agreement dated November 15, 1994, between Ergo Science Incorporated and Stephen A. Duzan; and First Amendment to Option Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and Stephen Duzan. Filed as
           exhibit 10.24 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.12 -- Option Agreement dated as of March 31, 1994, between the Company and Ronald H. Abrahams, Ph.D.; and First Amendment to Option Agreement dated November 6, 1995, between the Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.25 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.13 -- Consulting Agreement dated August 24, 1995, between the Company and DBM Corporate Consulting Group, Ltd. Filed as exhibit 10.28 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.14 -- Form of Option and Registration Rights Agreement between the Company and DBM Corporate Consulting Group, Ltd. Filed as exhibit
           10.29 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.15 --   Ergo Science Corporation Stock Option Plan for Non-Employee
           Directors (Incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-8, file number 333-07159).

10.16 --   First Amendment to Ergo Science Corporation Amended and Restated
           1995 Long-Term Incentive Plan (Incorporated by reference to exhibit
           10.2 to the Company's Registration Statement on Form S-8, file number 333-07013).

10.17 -- License Agreement effective as of February 1, 1997, between The General Hospital Corporation and Ergo Science Corporation and Ergo Research Corporation. Filed as Exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on May 15, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

10.18 -- Amended and Restated Supply Agreement dated October 31, 1997, by and among Ergo Science Corporation, Ergo Research Corporation and Geneva Pharmaceuticals, Inc. Filed as exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on November 14, 1997 and incorporated by reference herein.[Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

10.19 -- Second Amendment to Ergo Science Corporation Amended and Restated 1995 Long-Term Incentive Plan. Filed with the Commission on December 9, 1997 (Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form S-8, file number 333-41791).

21    --   Subsidiaries of registrant. Filed as exhibit 21 to the Company's annual filing on Form 10-K filed with the Commission on March 30, 1998.

23.1  --   Consent of PricewaterhouseCoopers L.L.P.

27    --   Financial data schedule


                                       52

                                                                       EX-23.1
                       Consent of Independent Accountants


We consent to the incorporation by reference in the registration statement of Ergo Science Corporation on Form S-8 (File No. 333-41791) of our report, dated March 15, 1999, on our audits of the consolidated financial statements of Ergo Science Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.

                                    /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 30, 1999