Form 10-Q
period 1999-03-31
ERGO SCIENCE CORP
filed 1999-05-14
CIK 1002212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

 (Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/_/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 26, 1999 there were 14,254,467 shares of common stock, par value $.01 per share, of the registrant outstanding.

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 1999 and
                           December 31, 1998 ....................................................3

                  Consolidated Statements of Operations for the three
                           months ended March 31, 1999 and 1998 .................................4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 ........................................5

                  Notes to Consolidated Financial Statements ....................................6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS ..................................8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................12


PART II. OTHER INFORMATION ......................................................................13


SIGNATURES ......................................................................................14

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,           December 31,
                                                                                         1999                1998
                                                                                   ---------------------------------
                                      ASSETS                                         (Unaudited)
Current assets:
         Cash and cash equivalents                                                   $  12,392,694      $  15,715,708
         Short-term investments ................................................        19,102,173         17,997,599
         Prepaid and other current assets ......................................           309,214            593,125
                                                                                     -------------      -------------
                  Total current assets .........................................        31,804,081         34,306,432
Equipment and leasehold improvements, net ......................................           434,465            367,123
Other assets ...................................................................             2,720             51,313
                                                                                     -------------      -------------
                  Total assets .................................................     $  32,241,266      $  34,724,868
                                                                                     -------------      -------------
                                                                                     -------------      -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses .................................     $   4,104,445      $   4,477,254
         Current portion of capital lease obligations ..........................           299,509            266,136
                                                                                     -------------      -------------
                  Total current liabilities ....................................         4,403,954          4,743,390

Long-term portion of capital lease obligations .................................              --              155,596

Commitments and contingencies ..................................................              --                 --


Stockholders' equity:

         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at
                   March 31, 1999 and December 31, 1998 (liquidation preferences were $8,702,065 and $8,574,718 at March 31, 1999
                   and December 31, 1998, respectively) ........................         5,827,395          5,700,048
         Common stock, $.01 par value, authorized 50,000,000 at
                   March 31, 1999 and December 31, 1998; issued and outstanding
                   14,254,467 shares at March 31, 1999 and December 31, 1998 ...           142,545            142,545
         Additional paid-in capital ............................................       111,808,624        111,977,063
         Cumulative dividends on preferred stock ...............................        (3,817,828)        (3,690,481)
         Deferred compensation .................................................          (135,011)          (390,568)
         Accumulated deficit ...................................................       (85,988,413)       (83,912,725)
                                                                                     -------------      -------------
                  Total stockholders' equity ...................................        27,837,312         29,825,882
                                                                                     -------------      -------------
                          Total liabilities and stockholders' equity ...........     $  32,241,266      $  34,724,868
                                                                                     -------------      -------------
                                                                                     -------------      -------------


          The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                      1999             1998
                                                      ----             ----
Revenues:
         Product revenue ....................     $       --        $  2,488,520
         Sponsored research revenue .........             --           2,756,000
         License fees .......................             --          10,000,000
                                                                    ------------
                                                          --          15,244,520
Operating expenses:
         Cost of product revenue ............             --           2,488,520
         Research and development ...........        1,314,273         3,699,251
         General and administrative..........        1,181,456         2,189,916
                                                    ----------         ---------
                                                    (2,495,729)         8,377,687
                                                    ----------         ---------
                  Net operating income (loss)       (2,495,729)        6,866,833


Other Income:
         Interest ...........................          420,041           297,852
                                                    ----------         ---------
         Net income (loss) ..................       (2,075,688)        7,164,685


Accretion of dividends on preferred stock             (127,347)        (120,039)
                                                  ------------       -----------
Net loss to common stockholders .............     $ (2,203,035)     $  7,044,646
                                                  ------------      ------------
                                                  ------------      ------------
Earnings (loss) per common share:

         Basic ..............................     $      (0.15)     $        .52
                                                  ------------      ------------
                                                  ------------      ------------
         Diluted ............................     $      (0.15)     $        .49
                                                  ------------      ------------
                                                  ------------      ------------


Weighted average common shares outstanding:

         Basic ..............................       14,254,467        13,613,357
                                                  ------------      ------------
                                                  ------------      ------------
         Diluted ............................       14,254,467        14,624,246
                                                  ------------      ------------
                                                  ------------      ------------




         The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Three Months Ended March 31,
                                                                                  ----------------------------------
                                                                                        1999                1998
                                                                                        ----                ----
Cash flows from operating activities:
         Net (loss) income .....................................................     $ (2,075,688)     $  7,164,685
         Adjustments to reconcile net income (loss) to cash provided by
           (used by) operating activities:
             Depreciation and amortization .....................................            5,843           223,596
             Noncash compensation ..............................................           87,118           114,309
             Changes in operating assets and liabilities:
                  Receivables ..................................................             --          (5,244,520)
                  Inventory ....................................................             --             424,320
                  Prepaid and other current assets .............................          283,911            10,778
                  Other assets .................................................           48,593           (16,585)
                  Accounts payable and accrued expenses ........................         (372,809)          699,124
                                                                                       ----------         ---------
Net cash (used in) provided by operating activities ............................       (2,023,032)        3,375,707
                                                                                       ----------         ---------

Cash Flows from investing activities:
         Purchase of short-term investments ....................................      (19,102,173)      (15,889,286)
         Proceeds from maturity of short-term investments ......................       17,997,599         9,537,000
         Purchase of equipment and leasehold improvements ......................          (73,185)          (60,085)
                                                                                      ------------      ------------
Net cash (used in) investing activities ........................................       (1,177,759)       (6,412,371)
                                                                                      ------------      ------------

Cash flows from financing activities:
         Principal payments under capital lease obligations ....................         (122,223)         (107,030)
         Proceeds from issuance of common stock ................................             --          10,000,000
         Proceeds from stock options exercised .................................             --             349,778
                                                                                      ------------      ------------
Net cash (used in) provided by financing activities ............................         (122,223)       10,242,748
                                                                                      ------------      ------------

Net (decrease) increase in cash and cash equivalents ...........................       (3,323,014)        7,206,084

Cash and cash equivalents at beginning of period ...............................       15,715,708        13,923,115
                                                                                      ------------      ------------
Cash and cash equivalents at end of period .....................................     $ 12,392,694      $ 21,129,199
                                                                                      ------------      ------------
                                                                                      ------------      ------------



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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1999 and 1998.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

2.       CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

         Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

         At March 31, 1999 and December 31, 1998, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                                       MARCH 31, 1999     DECEMBER 31, 1998
                                                       --------------     -----------------

Commercial paper ....................................     $10,663,476           $ 4,371,496
Federal agency notes ................................       8,438,697            13,626,103
                                                            ---------            ----------

         Total short-term investments ...............     $19,102,173           $17,997,599
                                                          -----------           -----------
                                                          -----------           -----------

      Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    NET LOSS PER COMMON SHARE

      Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. At March 31, 1999 and 1998, the Company had 1,559,457 and 1,787,921 options outstandings, respectively. In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss to common stockholders.

      Basic loss per common share is the same as diluted loss per common share.

5.   CONTINGENCIES

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

- ERGO MAY NOT BE SUCCESSFUL IN ITS APPEAL OF THE FDA'S NOT-APPROVABLE LETTER AND MAY NOT RECEIVE APPROVAl OF THE NDA FOR
         ERGOSET -Registered Trademark-;

- ERGO MAY NOT BE ABLE TO SUBMIT CLINICAL TRIAL RESULTS IN THE FUTURE THAT WILL PRODUCE AN APPROVAL FROM THE FDA OF ERGOSET-Registered Trademark- TABLETS;

- ERGO MAY NOT HAVE SUFFICIENT CAPITAL TO COMPLETE ANY ADDITIONAL TRIALS THAT MAY BE UNDERTAKEN;

-        ANY CURRENT OR FUTURE CLINICAL TRIAL MAY NOT PRODUCE POSITIVE RESULTS;

- DATA OBTAINED FROM CLINICAL TRIALS ARE SUBJECT TO VARYING INTERPRETATIONS, AND THE FDA (OR AN FDA PANEL OF EXPERTS) MAY NOT AGREE WITH ERGO'S ASSESSMENT OF ANY CURRENT OR FUTURE CLINICAL TRIAL RESULTS;

-        UNCERTAINTY RELATED TO THE SCIENTIFIC DEVELOPMENT OF A NEW MEDICAL
         THERAPY;

-        COMPETITION IN THE ANTI-DIABETIC AND ANTI-OBESITY MARKETS IS INTENSE;
         OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THESE INDICATIONS AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS;

-        THE NEED FOR ADDITIONAL FUNDING;

- ERGO MAY NOT BE ABLE TO ESTABLISH CORPORATE ALLIANCES TO MARKET ERGOSET -Registered Trademark- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING;

- ERGOSET -Registered Trademark- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING, MAY NOT BE SUCCESSFUL IN THE MARKETPLACE, OR ERGO MAY NOT RECEIVE ANY PROFITS FROM ITS SALE; AND

- UNCERTAINTY RELATING TO PATENT PROTECTION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

           FURTHER INFORMATION AND ADDITIONAL IMPORTANT FACTORS ARE SET FORTH IN REPORTS AND OTHER FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE 1998 ANNUAL REPORT ON FORM 10-K, GENERALLY UNDER THE SECTION ENTITLED "RISK FACTORS." ERGO SCIENCE DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.


OVERVIEW

       Since inception, Ergo has sought to develop novel treatments for metabolic disorders, including type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy -Registered Trademark- ("NRT" -Registered Trademark-). NRT -Registered Trademark- is based on the role of neurotransmitters in regulating metabolism. The Company has dedicated most of its financial resources, since inception, to research and development of ERGOSET -Registered Trademark- tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA.

      From inception through the first quarter of 1999, the Company has been unprofitable. On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement to develop and commercialize ERGOSET -Registered Trademark- tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity (the "Joint Collaboration Agreement"). In conjunction with the Joint Collaboration Agreement, Ergo received a $10 million license fee on signing and has received approximately $6.4 million from Johnson & Johnson for its share of development expenses.

      On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET -Registered Trademark-tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET -Registered Trademark- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide the Joint Collaboration Agreement, which had been signed on February 23, 1998. As a result of these events, the Company further reduced its work-force by approximately 50% and discontinued funding of all its pre-clinical development programs. In February 1999 the Company decided to appeal the not-approvable letter. The Company has begun the appeal process within the FDA of the not-approvable letter for ERGOSET -Registered Trademark- tables sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA. The Company is also considering other strategic alternatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1999

      There were no product-related revenues for the three month period ended March 31, 1999. Revenues for the first quarter of 1998 were $15,244,520. The Company's revenue for the three month period ended March 31, 1998 consisted of a $10 million license fee, approximately $2.8 million in sponsored research revenue and approximately $2.5 million of product revenue from raw material sold at cost, all derived from the Joint Collaboration Agreement.

      Research and development expenses decreased from $3,699,251 to $1,320,760 for the three month period ended March 31, 1998 and 1999, respectively. This decrease was mainly due to the reduction of the Company's workforce by approximately 50% and the discontinued funding of all its pre-clinical development programs.

      General and administrative expenses decreased from $2,189,916 to $1,343,408 for the three month period ended March 31, 1998 and 1999, respectively. The decrease was mostly attributable to the reduction of the Company's workforce by approximately 50%.

      Interest income increased from $297,852 to $420,041 for the three month period ended March 31, 1998 and 1999, respectively. The increase is due to the additional cash and short-term investments held by the Company that were received in 1998 as part of the Joint Collaboration Agreement with Johnson & Johnson.


LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company's primary source of cash has been financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided the Company with aggregate proceeds of $42,999,000 through 1998. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering.

         On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET -Registered Trademark- tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement. The Joint Collaboration Agreement was terminated on January 3, 1999, therefore there will be no further financial support from this arrangement.

         Cash, cash equivalents and short-term investments were $31,494,867 and $33,713,307 at March 31, 1999 and December 31, 1998, respectively. The overall decrease in cash, cash equivalents and short-term investments at March 31, 1999, was due primarily to the funding of the operating activities of the Company.

      The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. In 1997, the Company initiated a Phase II clinical study at 14 clinical sites across the United States enrolling approximately 300 clinically obese subjects to evaluate the safety and efficacy of ERGOSET -Registered Trademark- tablets to treat clinical obesity. In July 1998, enrollment for this study was completed. Final study results are anticipated to be reported in the first half of 1999.

         In 1997, the Company filed with the FDA an NDA for ERGOSET -Registered Trademark- tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET -Registered Trademark-tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the FDA that its NDA for ERGOSET -Registered Trademark- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. The Company has begun the appeal process within the FDA of the not-approvable letter for ERGOSET -Registered Trademark- tables sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA.

      As of March 31, 1999, the Company's net investment in equipment and leasehold improvements was $434,465. Because of the workforce reduction of approximately 50%, the Company does not expect that additional equipment and facilities will be needed. The Company will not renew the lease on one of its laboratory facilities that expires in July 1999 and is in the process of a buyout of its lease in its Corporate office space. The Company will relocate to a smaller facility in the second quarter of 1999.

      Based on the decisions of the Advisory Committee and the Endocrinologic and Metabolic Drugs Division of the FDA, discussed above, the Company terminated the funding of its pre-clinical development programs. The Company expects that its available cash, cash equivalents, short-term investments, and expected interest income will fund its operations through mid-2000. In the event that the appeal is successful and the FDA approves the NDA for ERGOSET -Registered Trademark- tablets, the Company will need additional capital and marketing assistance prior to launching the product for commercial marketing. There can be no assurance that the Company will be able to complete the development and/or initial commercial launch of ERGOSET -Registered Trademark- tablets with such capital resources or that the Company will be able to find a corporate partner to commercially market the product. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

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

                                     PART II

                                OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  EXHIBITS:
                  ---------
                  27 - Financial Data Schedule

                  REPORTS ON FORM 8-K:
                  --------------------
                  None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      ERGO SCIENCE CORPORATION



                                      By: /s/ J. RICHARD CROWLEY
                                         --------------------------------
                                         J. Richard Crowley
                                         Acting Controller (principal accounting
                                         officer)



                                      Date:  5/13/1999
                                         --------------------------------