Form 10-Q
period 1999-06-30
ERGO SCIENCE CORP
filed 1999-08-11
CIK 1002212

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

 (Mark One)
 /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                      -OR-

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from...to...

                           Commission File No. 0-24936


                            ERGO SCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)


                      DELAWARE                             04-3271667
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)            Identification Number)

                   43 HIGH STREET
            NORTH ANDOVER, MASSACHUSETTS                      01845
      (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (978) 974-9474


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

At July 22, 1999 there were 14,254,467 shares of common stock, par value $.01 per share, of the registrant outstanding.

--------------------------------------------------------------------------------

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 1999 and
                       December 31, 1998 ...............................................3

                  Consolidated Statements of Operations for the three
                       months and six months ended June 30, 1999
                       and June 30, 1998 ...............................................4

                  Consolidated Statements of Cash Flows for the six months
                       ended June 30, 1999 and June 30, 1998 ...........................5

                  Notes to Consolidated Financial Statements ...........................6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ..................................8


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........12



PART II. OTHER INFORMATION .............................................................13


SIGNATURES .............................................................................14

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,             December 31,
                                                                                           1999                  1998
                                                                                       -------------         -------------
                              ASSETS                                                   (Unaudited)
Current assets:
               Cash and cash equivalents ......................................        $  18,150,350         $  15,715,708
               Short-term investments .........................................           12,360,088            17,997,599
               Prepaid and other current assets ...............................              125,222               593,125
                                                                                       -------------         -------------
                             Total current assets .............................           30,635,660            34,306,432
Equipment and leasehold improvements, net .....................................               49,508               367,123
Other assets ..................................................................                6,048                51,313
                                                                                       -------------         -------------
                             Total assets .....................................        $  30,691,216         $  34,724,868
                                                                                       -------------         -------------
                                                                                       -------------         -------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
               Accounts payable and accrued expenses ..........................        $   3,905,868         $   4,477,254
               Current portion of capital lease obligations ...................                   --               266,136
                                                                                       -------------         -------------
                             Total current liabilities ........................            3,905,868             4,743,390

Long-term portion of capital lease obligations ................................                   --               155,596

Commitments and contingencies .................................................                   --                    --

Stockholders' equity:
               Preferred stock, $.01 par value, 10,000,000 shares authorized;
                   6,903 shares of Series D preferred stock issued and
                   outstanding at June 30, 1999 and December 31, 1998
                   (liquidation preferences were $8,831,960 and $8,574,718 at
                   June 30, 1999
                   and December 31, 1998, respectively) .......................            5,957,290             5,700,048
               Common stock, $.01 par value, authorized 50,000,000 at
                   June 30, 1999 and December 31, 1998; issued and outstanding
                   14,254,467 shares at June 30, 1999 and December 31, 1998,
                   respectively................................................              142,545               142,545
               Additional paid-in capital .....................................          111,773,472           111,977,063

               Cumulative dividends on preferred stock ........................           (3,947,723)           (3,690,481)
               Deferred compensation ..........................................              (39,007)             (390,568)
               Accumulated deficit ............................................          (87,101,229)          (83,912,725)
                                                                                       -------------         -------------

                             Total stockholders' equity .......................           26,785,348            29,825,882
                                                                                       -------------         -------------
                                     Total liabilities and stockholders' equity        $  30,691,216         $  34,724,868
                                                                                       -------------         -------------
                                                                                       -------------         -------------

The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended June 30            Six Months Ended June 30
                                                              ---------------------------------------------------------------------
                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Revenues:
               Product revenue .........................                --                 --                 --       $  2,488,520
               Sponsored research revenue ..............                --       $  1,972,465                 --          4,728,465
               License fees ............................                --                 --                 --         10,000,000
                                                              ------------       ------------       ------------       ------------
                                                                        --          1,972,465                 --         17,216,985
Operating expenses:
               Cost of product revenue .................                --                 --                 --          2,488,520
               Research and development ................           768,208          3,662,634          2,082,481          7,361,885
               Write-off related to renegotiated supply
                     agreement .........................                --          2,499,000                 --          2,499,000
               General and administrative ..............           703,439          1,622,111          1,884,895          3,812,027
                                                              ------------       ------------       ------------       ------------
                                                                 1,471,647          7,783,745          3,967,376         16,161,432
                                                              ------------       ------------       ------------       ------------
                             Net operating income (loss)        (1,471,647)        (5,811,280)        (3,967,376)         1,055,553
Other Income:
               Interest ................................           358,831            564,465            778,872            862,316
                                                              ------------       ------------       ------------       ------------
                             Net income (loss) .........        (1,112,816)        (5,246,815)        (3,188,504)         1,917,869

Accretion of dividends on preferred stock ..............          (129,895)          (122,439)          (257,242)          (242,478)
                                                              ------------       ------------       ------------       ------------
Net income (loss) to common stockholders ...............      $ (1,242,711)      $ (5,369,254)      $ (3,445,746)      $  1,675,391
                                                              ------------       ------------       ------------       ------------
                                                              ------------       ------------       ------------       ------------

Earnings (loss) per common share:
               Basic ...................................      $      (0.09)      $      (0.38)      $      (0.24)      $       0.12
                                                              ------------       ------------       ------------       ------------
                                                              ------------       ------------       ------------       ------------
               Diluted .................................      $      (0.09)      $      (0.38)      $      (0.24)      $       0.12
                                                              ------------       ------------       ------------       ------------
                                                              ------------       ------------       ------------       ------------


Weighted average common shares outstanding:
               Basic ...................................        14,254,467         14,222,585         14,254,467         13,919,654
                                                              ------------       ------------       ------------       ------------
                                                              ------------       ------------       ------------       ------------
               Diluted .................................        14,254,467         14,222,585         14,254,467         14,251,367
                                                              ------------       ------------       ------------       ------------
                                                              ------------       ------------       ------------       ------------


The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 Six Months Ended June 30,
                                                                                              -------------------------------
                                                                                                  1999               1998
                                                                                              ------------       ------------
Cash flows from operating activities:
               Net (loss) income .......................................................      $ (3,188,504)      $  1,917,869

               Adjustments to reconcile net income (loss) to cash provided by
               (used in) operating activities:
                   Depreciation and amortization .......................................            12,684            454,680
                   Loss on equipment disposal ..........................................           157,332                 --
                   Noncash compensation ................................................           147,970            224,338
                   Noncash charge for write-off related to renegotiated supply agreement                --          2,499,000
                   Changes in operating assets and liabilities:
                             Inventory .................................................                --            424,320
                             Prepaid and other current assets ..........................           467,903            (66,440)
                             Other assets ..............................................            45,265            (18,465)
                             Accounts payable and accrued expenses .....................          (571,386)           442,613
                             Deferred revenue ..........................................                --            151,435
                                                                                              ------------       ------------
Net cash (used in) provided by operating activities ....................................        (2,928,736)         6,029,350
                                                                                              ------------       ------------
Cash Flows from investing activities:
               Purchase of short-term investments ......................................       (30,870,861)       (32,342,900)
               Proceeds from maturity of short-term investments ........................        36,508,372         21,112,759
               Proceeds on sale of equipment ...........................................           279,045                 --
               Purchase of equipment and leasehold improvements ........................          (131,446)          (145,818)
                                                                                              ------------       ------------
Net cash provided by (used in) investing activities ....................................         5,785,110        (11,375,959)
                                                                                              ------------       ------------
Cash flows from financing activities:
               Principal payments under capital lease obligations ......................          (421,732)          (166,513)
               Proceeds from issuance of common stock ..................................                --         10,000,000
               Proceeds from stock options exercised ...................................                --            570,494
                                                                                              ------------       ------------
Net cash (used in) provided by financing activities ....................................          (421,732)        10,403,981
                                                                                              ------------       ------------
Net (decrease) increase in cash and cash equivalents ...................................         2,434,642          5,057,372
Cash and cash equivalents at beginning of period .......................................        15,715,708         13,923,115
                                                                                              ------------       ------------
Cash and cash equivalents at end of period .............................................      $ 18,150,350       $ 18,980,487
                                                                                              ------------       ------------
                                                                                              ------------       ------------


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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1999 and 1998.

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

         At June 30, 1999 and December 31, 1998, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                          JUNE 30, 1999   DECEMBER 31, 1998
                                          -------------   -----------------
Commercial paper ....................      $ 5,509,350      $ 4,371,496
Federal agency notes ................        6,850,738       13,626,103
                                           -----------      -----------
         Total short-term investments      $12,360,088      $17,997,599
                                           -----------      -----------
                                           -----------      -----------

      Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    NET LOSS PER COMMON SHARE

      Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. At June 30, 1999 and 1998 the Company had 1,363,975 and 1,828,894 options outstanding, respectively. In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss to common stockholders.

5.   CONTINGENCIES

     On April 29, 1998, the Company and the Board of Supervisors of Louisiana State University and Agriculture and Mechanical College ("LSU") entered into dispute resolution under the provisions of the parties' Novated License and Royalty Agreement dated May 1, 1995. The dispute relates to the amount of payment owed to LSU arising from various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed to LSU is significantly less than this amount. The dispute resolution provisions of the agreement provides for a period of good faith negotiations between the parties, followed, if necessary, by mediation and binding arbitration. The Company and LSU are currently in arbitration.

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

- ERGO MAY NOT BE SUCCESSFUL IN ITS APPEAL OF THE FDA'S NOT-APPROVABLE LETTER AND MAY NOT RECEIVE APPROVAL OF THE NDA FOR ERGOSET-Registered Trademark-;
- ERGO MAY NOT BE ABLE TO UNDERTAKE OR SUBMIT CLINICAL TRIAL RESULTS IN THE FUTURE THAT WILL PRODUCE AN APPROVAL FROM THE FDA OF ERGOSET-Registered Trademark- TABLETS;
- ERGO MAY NOT HAVE SUFFICIENT CAPITAL TO COMPLETE ANY ADDITIONAL TRIALS THAT MAY BE UNDERTAKEN;
-    ANY CURRENT OR FUTURE CLINICAL TRIAL MAY NOT PRODUCE POSITIVE RESULTS;
- DATA OBTAINED FROM CLINICAL TRIALS ARE SUBJECT TO VARYING INTERPRETATIONS, AND THE FDA (OR AN FDA PANEL OF EXPERTS) MAY NOT AGREE WITH ERGO'S ASSESSMENT OF ANY CURRENT OR FUTURE CLINICAL TRIAL RESULTS;
-    UNCERTAINTY RELATED TO THE SCIENTIFIC DEVELOPMENT OF A NEW MEDICAL THERAPY;
- COMPETITION IN THE ANTI-DIABETIC MARKET IS INTENSE; OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THIS INDICATION AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS;
-    THE NEED FOR ADDITIONAL FUNDING;
- ERGO MAY NOT BE ABLE TO ESTABLISH CORPORATE ALLIANCES TO MARKET ERGOSET-Registered Trademark- TABLETS, IF APPROVED for COMMERCIAL MARKETING;
- ERGOSET-Registered Trademark- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING, MAY NOT BE SUCCESSFUL IN THE MARKETPLACE, or ERGO MAY NOT RECEIVE ANY PROFITS FROM ITS SALE; AND
- UNCERTAINTY RELATING TO PATENT PROTECTION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

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


OVERVIEW

       Since inception, Ergo has sought to develop novel treatments for metabolic disorders, including type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy-Registered Trademark- ("NRT-Registered Trademark-"). NRT-Registered Trademark- is based on the role of neurotransmitters in regulating metabolism. The Company has dedicated most of its financial resources, since inception, to research and development of ERGOSET-Registered Trademark- tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has been unprofitable and has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA.

      On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark- tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide
Joint Collaboration Agreement, which had been signed on February 23, 1998. As a result of these events, the Company further reduced its work-force by approximately 50% and discontinued funding of all its pre-clinical development programs. In February 1999 the Company decided to appeal the not-approvable letter. The Company has begun the appeal process within the FDA of the not-approvable letter for ERGOSET -Registered Trademark- tablets sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA. The Company is also considering other strategic alternatives.

      On July 9, 1999, the Company announced the results of its Phase II clinical study of ERGOSET-Registered Trademark- tablets (bromocriptine mesylate) in the treatment of obesity. The primary objective of the study was to determine if treatment with two different dosages of ERGOSET-Registered Trademark- tablets (2.4 mg and 4.8 mg) given once daily in the morning in addition to a 25% calorie-restricted diet would result in greater weight loss than treatment with diet and placebo. Although all of the ERGOSET-Registered Trademark- and placebo groups lost weight during the study, there was no statistically significant difference in weight loss between patients treated with ERGOSET-Registered Trademark- tablets and diet and patients treated with placebo and diet in the intent to treat analysis.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      There were no product-related revenues for the three and six month periods ended June 30, 1999. Total revenues were $1,972,465 and $17,216,985 for the three and six month periods ended June 30, 1998, respectively. Total revenues for the first six months of 1998 consisted of a $10 million license fee, approximately $4.7 million in sponsored research revenue and approximately $2.5 million of product revenue from raw material sold at cost, all derived from the Joint Collaboration Agreement.

      Research and development expenses decreased from $3,662,634 to $768,208 and from $7,361,885 to $2,082,481 for the three and six month periods ended June 30, 1998 and 1999, respectively. These decreases were mainly due to the reduction of the Company's workforce and the discontinued funding of all its pre-clinical development programs.

      The write-off related to renegotiated supply agreement charge of $2,499,000 in the second quarter of 1998 represents the write-off of the capitalized fair value of stock issued in the fourth quarter of 1997 to the Company's drug supplier.

      General and administrative expenses decreased from $1,622,111 to $703,439 and from $3,812,027 to $1,884,895 for the three and six month periods ended June 30, 1998 and 1999, respectively. These decreases were mostly attributable to the reduction of the Company's workforce.

      Interest income decreased from $564,465 to $358,831 and from $862,316 to $778,872 for the three and six month periods ended June 30, 1998 and 1999, respectively. These decreases were the result of cash used to fund the Company's operations.

      The Company relocated to a smaller facility in North Andover, MA in the second quarter of 1999. In conjunction with this move, the Company sold in auction substantially all of its lab and office equipment. Auction receipts were approximately $300,000. An additional book loss was recorded in the second quarter in the amount of $157,000 as a result of this auction.

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

         On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson paid the Company a $10 million initial fee and purchased $10 million of Ergo common stock. In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement. The Joint Collaboration Agreement was terminated by Johnson & Johnson on January 3, 1999.

         Cash, cash equivalents and short-term investments were $30,510,438 and $33,713,307 at June 30, 1999 and December 31, 1998, respectively. The overall decrease in cash, cash equivalents and short-term investments at June 30, 1999, was due primarily to the funding of the operating activities of the Company.

         In 1997, the Company filed with the FDA an NDA for ERGOSET-Registered Trademark- tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark- tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the FDA that its NDA for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes was not approvable, citing the overall benefit to risk ratio. The Company has begun the appeal process within the FDA of the not-approvable letter for ERGOSET -Registered Trademark- tablets sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA.

      As of June 30, 1999, the Company's net investment in equipment and leasehold improvements was approximately $49,000.

      Based on the decisions of the Advisory Committee and the Endocrinologic and Metabolic Drugs Division of the FDA, discussed above, the Company terminated the funding of its pre-clinical development programs. The Company expects that its available cash, cash equivalents, short-term investments, and expected interest income will fund its operations through 2000. In the event that the appeal is successful and the FDA approves the NDA for ERGOSET-Registered Trademark- tablets, the Company will need additional capital and marketing assistance prior to launching the product for commercial marketing. There can be no assurance that the Company will be able to raise the capital necessary to complete the development and/or initial commercial launch of ERGOSET-Registered Trademark- tablets or that the Company will be able to find a corporate partner to commercially market the product. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

      The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

YEAR 2000

         The Company has developed a plan to address its computer systems' compliance with the Year 2000 and all internal acceptance testing was completed in June 1999. The Company is in the process of ascertaining the status of its vendors' Year 2000 compliance efforts. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

         While the Company believes its internal data processing and computer applications will not be materially altered by any date sensitive calculations, there can be no guarantee that the systems of other companies on which the Company relies will be converted in a timely manner.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK


      There were no material changes in the Company's exposure to market risk from December 31, 1998.

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




                                            ERGO SCIENCE CORPORATION



                                            By: /s/ J. Richard Crowley
                                                --------------------------------
                                                 J. Richard Crowley
                                                 Acting Controller (principal
                                                 accounting officer)



                                            Date:  August 11, 1999
                                                --------------------------------