Form 10-Q
period 1999-09-30
ERGO SCIENCE CORP
filed 1999-11-12
CIK 1002212

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                      -OR-

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

At October 26, 1999 there were 14,254,467 shares of common stock, par value $.01 per share, of the registrant outstanding.

===============================================================================

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of September 30, 1999 and
                                    December 31, 1998...................................................  3

                           Consolidated Statements of Operations for the three
                                    months and nine months ended September 30, 1999
                                    and September 30, 1998..............................................  4

                           Consolidated Statements of Cash Flows for the nine months
                                    ended September 30, 1999 and September 30, 1998.....................  5

                           Notes to Consolidated Financial Statements...................................  6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................  8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................ 13

PART II. OTHER INFORMATION.............................................................................. 14

SIGNATURES.............................................................................................. 15


                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,    December 31,
                                                                                         1999            1998
                                                                                   ----------------  ---------------
                                                                                     (Unaudited)

                                      ASSETS
Current assets:
         Cash and cash equivalents...............................................  $  22,611,306    $  15,715,708
         Short-term investments..................................................      7,711,372       17,997,599
         Prepaid and other current assets........................................         58,339          593,125
                                                                                   ----------------  ---------------
                  Total current assets...........................................     30,381,017       34,306,432

Equipment and leasehold improvements, net........................................         47,449          367,123
Other assets.....................................................................          5,818           51,313
                                                                                   ----------------  ---------------
                  Total assets...................................................  $  30,434,284    $  34,724,868
                                                                                   ----------------  ---------------
                                                                                   ----------------  ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses...................................  $   4,414,366    $   4,477,254
         Current portion of capital lease obligations............................             --          266,136
                                                                                   ----------------  ---------------
                  Total current liabilities......................................      4,414,366        4,743,390

Long-term portion of capital lease obligations...................................             --          155,596


Stockholders' equity:
         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at
                   September 30, 1999 and December 31, 1998 (liquidation
                   preferences were $8,963,129 and $8,574,718 at September 30,
                   1999 and December 31, 1998, respectively).....................      6,088,459        5,700,048
         Common stock, $.01 par value, authorized 50,000,000 at September 30,
                   1999 and December 31, 1998; issued and outstanding
                   14,254,467 shares at September 30, 1999 and December 31, 1998.        142,545          142,545
         Additional paid-in capital..............................................    111,773,472      111,977,063
         Cumulative dividends on preferred stock.................................     (4,078,892)      (3,690,481)
         Deferred compensation...................................................             --         (390,568)
         Accumulated deficit.....................................................    (87,905,666)     (83,912,725)
                                                                                   ----------------  ---------------
                  Total stockholders' equity.....................................     26,019,918       29,825,882
                                                                                   ----------------  ---------------
                          Total liabilities and stockholders' equity.............  $  30,434,284    $  34,724,868
                                                                                   ----------------  ---------------
                                                                                   ----------------  ---------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended September 30   Nine Months Ended September 30
                                              -------------------------------  -------------------------------
                                                    1999         1998              1999             1998
                                                ----------       ---------       ---------      ----------
Revenues:
         Product revenue....................            --              --              --    $  2,488,520
         Sponsored research revenue.........            --    $    856,973              --       5,585,438
         License fees.......................            --              --              --      10,000,000
                                                ----------       ---------       ---------      ----------
                                                        --         856,973              --      18,073,958

Operating expenses:
         Cost of product revenue............            --              --              --       2,488,520
         Research and development...........       292,737       2,710,304       2,207,105      10,072,189
         Write-off related to renegotiated
           supply agreement.................            --              --              --       2,499,000
         General and administrative.........       901,591       1,371,373       2,954,599       5,183,401
                                                ----------       ---------       ---------      ----------
                                                (1,194,328)      4,081,677       5,161,704      20,243,110
                                                ----------       ---------       ---------      ----------
                  Net operating loss........    (1,194,328)     (3,224,704)     (5,161,704)     (2,169,152)

Other Income:
         Interest...........................       389,891         519,740       1,168,763       1,382,056
                                                ----------       ---------       ---------      ----------
                  Net loss..................      (804,437)     (2,704,964)     (3,992,941)       (787,096)

Accretion of dividends on preferred stock...      (131,169)       (123,639)       (388,411)       (366,117)
                                                ----------       ---------       ---------      ----------
Net loss to common stockholders.............  $   (935,606)   $ (2,828,603)   $ (4,381,352)   $ (1,153,213)
                                                ----------       ---------       ---------      ----------
                                                ----------       ---------       ---------      ----------
Earnings loss per common share:

         Basic..............................  $      (0.07)   $      (0.20)   $      (0.31)   $      (0.08)
                                                ----------       ---------       ---------      ----------
                                                ----------       ---------       ---------      ----------
         Diluted............................  $      (0.07)   $      (0.20)   $      (0.31)   $      (0.08)
                                                ----------       ---------       ---------      ----------
                                                ----------       ---------       ---------      ----------

Weighted average common shares outstanding:

         Basic..............................    14,254,467      14,253,267      14,254,467      14,032,080
                                                ----------       ---------       ---------      ----------
                                                ----------       ---------       ---------      ----------
         Diluted............................    14,254,467      14,253,267      14,254,467      14,032,080
                                                ----------       ---------       ---------      ----------
                                                ----------       ---------       ---------      ----------



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          Nine Months Ended
                                                                             September 30,
                                                                     ----------------------------
                                                                          1999           1998
                                                                     ------------    ------------
Cash flows from operating activities:
         Net loss................................................    $ (3,992,941)   $   (787,096)
         Adjustments to reconcile net income (loss) to cash
         provided by (used in) operating activities:
             Depreciation and amortization.......................          20,246         677,745
             Loss on disposal of equipment.......................         157,332              --
             Noncash compensation................................         186,977         331,612
             Noncash charge for write-off related to
               renegotiated supply agreement.....................              --       2,499,000
             Changes in operating assets and liabilities:
                  Inventory......................................              --         424,320
                  Prepaid and other current assets...............         534,786          18,595
                  Other assets...................................          45,495        (112,591)
                  Accounts payable and accrued expenses..........         (62,888)        177,228
                  Deferred revenue...............................              --         331,435
                                                                     ------------    ------------
Net cash (used in) provided by operating activities..............      (3,110,993)      3,560,248
                                                                     ------------    ------------

Cash flows from investing activities:
         Purchase of short-term investments......................     (38,520,216)    (47,351,893)
         Proceeds from maturity of short-term investments........      48,806,443      41,718,439
         Proceeds on sale of equipment...........................         279,045              --
         Purchase of equipment and leasehold improvements........        (136,949)       (165,380)
                                                                     ------------    ------------
Net cash provided by (used in) investing activities..............      10,428,323      (5,798,834)
                                                                     ------------    ------------
Cash flows from financing activities:
         Principal payments under capital lease obligations......        (421,732)       (271,762)
         Proceeds from issuance of common stock..................              --      10,000,000
         Proceeds from stock options exercised...................              --         570,494
                                                                     ------------    ------------
Net cash (used in) provided by financing activities..............        (421,732)     10,298,732
                                                                     ------------    ------------

Net increase in cash and cash equivalents........................       6,895,598       8,060,146
Cash and cash equivalents at beginning of period.................      15,715,708      13,923,115
                                                                     ------------    ------------
Cash and cash equivalents at end of period.......................    $ 22,611,306    $ 21,983,261
                                                                     ------------    ------------
                                                                     ------------    ------------


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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1999 and 1998.

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

2.       CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost.

         At September 30, 1999 and December 31, 1998, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.       SHORT-TERM INVESTMENTS

         The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.


                                                    SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                    ------------------   -----------------
Commercial paper                                       $ 4,974,638        $ 4,371,496
Federal agency notes                                     2,736,734         13,626,103
                                                    ------------------   -----------------
         Total short-term investments                  $ 7,711,372        $17,997,599
                                                    ------------------   -----------------
                                                    ------------------   -----------------

      Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    NET LOSS PER COMMON SHARE

      Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. At September 30, 1999 and 1998 the Company had 909,662 and 1,978,394 options outstanding, respectively. In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss to common stockholders.

5.   CONTINGENCIES

     On April 29, 1998, the Company and the Board of Supervisors of Louisiana State University and Agriculture and Mechanical College ("LSU") entered into dispute resolution under the provisions of the parties' Novated License and Royalty Agreement dated May 1, 1995. The dispute relates to the amount of payment owed to LSU arising from various payments received by the Company from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed to LSU is significantly less than this amount. The dispute resolution provisions of the agreement provides for a period of good faith negotiations between the parties, followed, if necessary, by mediation and binding arbitration. The Company and LSU concluded mediation without resolution and are currently in binding arbitration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY DEPENDING ON NUMEROUS FACTORS. IMPORTANT FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE, WITHOUT LIMITATION,

- AN "APPROVABLE" LETTER DOES NOT MEAN THAT A PRODUCT WILL ULTIMATELY BE APPROVED PARTICULARLY WHERE, AS HERE, IT IS NECESSARY TO SATISFY THE U.S. FOOD & DRUG ADMINISTRATION (FDA) (PRIOR TO APPROVAL) THAT THERE IS NOT AN INCREASED RISK OF A SPECIFIED SERIOUS ADVERSE EVENT
- THE CLINICAL TRIAL TO ASSESS SAFETY RECOMMENDED BY FDA MAY INVOLVE A RELATIVELY HIGH NUMBER OF PATIENTS AND MAY REQUIRE SUBSTANTIAL RESOURCES AND TAKE YEARS TO COMPLETE
- UNTIL THE SIZE AND SCOPE OF THE SAFETY TRIAL ARE DETERMINED BY FDA, AN ASSESSMENT OF THE ADVISABILITY OF ANY SUCH TRIAL CANNOT BE MADE
- ERGO SCIENCE MAY NOT HAVE SUFFICIENT RESOURCES FOR SUCH A SAFETY TRIAL OR DECIDE THAT UNDERTAKING SUCH A TRIAL IS NOT COMMERCIALLY REASONABLE
- ERGO SCIENCE MAY NOT BE ABLE TO ATTRACT A PARTNER TO ASSIST IN UNDERTAKING SUCH A SAFETY TRIAL
- DATA OBTAINED FROM CLINICAL TRIALS ARE SUBJECT TO VARYING INTERPRETATIONS, AND THERE CAN BE NO ASSURANCE THAT THE FDA (OR AN FDA PANEL OF EXPERTS) WILL AGREE WITH ERGO SCIENCE'S ASSESSMENT OF CURRENT OR FUTURE CLINICAL TRIAL RESULTS OR OTHER DATA
-        UNCERTAINTY RELATED TO THE SCIENTIFIC DEVELOPMENT OF A NEW MEDICAL
         THERAPY
- COMPETITION IN THE ANTI-DIABETIC MARKET IS INTENSE; OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THESE INDICATIONS AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS
-        THE NEED FOR ADDITIONAL FUNDING
- THERE CAN BE NO ASSURANCE THAT ERGO SCIENCE WILL BE ABLE TO ESTABLISH CORPORATE ALLIANCES TO MARKET ERGOSET-REGISTERED TRADEMARK- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING, AND ASSIST WITH DEVELOPMENT OF PROduct CANDIDATES,
- THERE CAN BE TO ASSURANCE THAT ERGO SCIENCE'S FORMULATION OF BROMOCRIPTINE MESYLATE, IF APPROVED FOR COMMERCIAL MARKETING, WILL BE SUCCESSFUL IN THE MARKETPLACE, OR THAT ERGO SCIENCE WILL RECEIVE ANY PROFITS FROM ITS SALE
- THE UNCERTAINTY RELATING TO PATENT PROTECTION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES

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

OVERVIEW

         Since inception, Ergo has sought to develop novel treatments for metabolic disorders, including type 2 diabetes and obesity, immune system disorders and various forms of cancer based on its core technology, Neuroendocrine Resetting Therapy-REGISTERED TRADEMARK- ("NRT-REGISTERED TRADEMARK-"). NRT-REGISTERED TRADEMARK- is based on the role of neurotransmitters in regulating metabolism and other body systems. The Company has dedicated most of its financial resources, since inception, to research and development of ERGOSET-REGISTERED TRADEMARK- tablets, the Company's lead product candidate, general and administrative expenses and the prosecution of patents and patent applications. To date, the Company has been unprofitable and has not received any revenues from the sale of products and its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA.

         On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's New Drug Application (NDA) for ERGOSET-REGISTERED TRADEMARK- tablets for Type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its NDA for ERGOSET-REGISTERED TRADEMARK- tablets for the treatment of Type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide the Joint Collaboration Agreement, which had been signed on February 23, 1998. As a result of these events, the Company further reduced its work force by approximately 50% and discontinued funding of all its pre-clinical development programs. In February 1999, the Company decided to appeal the not-approvable letter. On October 21, 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET-REGISTERED TRADEMARK- tablets for the treatment of Type 2 diabetes is approvable. However, before ERGOSET-REGISTERED TRADEMARK-tablets can be approved by FDA for marketing, it will be necessary for Ergo Science to address FDA concerns relating to the clinical safety of ERGOSET-REGISTERED TRADEMARK- tablets and other issues, including biopharmaceutics, pharmacology and toxicology.

         In its letter, FDA stated that ERGOSET-REGISTERED TRADEMARK- tablets are effective in the treatment of Type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET-REGISTERED TRADEMARK- tablets in Type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET-REGISTERED TRADEMARK- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

         Ergo plans to meet with the Division of Metabolic and Endocrine Drug Products to discuss the design of the safety study and other issues. The Company will evaluate how to proceed with this product based on information from FDA about the size and scope of the safety study, its costs, the competitive landscape and commercial opportunity, as well as other factors. Based on such information, the Company may decide that it is not commercially reasonable for the Company to undertake such a study. The Company will also consider seeking a corporate partner for the product but may not be able to attract a partner to assist in undertaking such a study.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

      There were no product-related revenues for the three and nine-month periods ended September 30, 1999. Total revenues were $856,973 and $18,073,958 for the three and nine- month periods ended September 30, 1998, respectively. Total revenues for the first nine months of 1998 consisted of a $10 million initial fee, approximately $4.7 million in sponsored research revenue and approximately $2.5 million of revenue from raw material sold at cost, all derived from the Joint Collaboration Agreement.

      Research and development expenses decreased from $2,710,304 to $292,737 and from $10,072,189 to $2,207,105 for the three and nine month periods ended September 30, 1998 and 1999, respectively. These decreases were mainly due to the reduction of the Company's workforce and the discontinued funding of all its pre-clinical development programs.

      The write-off related to renegotiated supply agreement charge of $2,499,000 in the second quarter of 1998 represents the write-off of the capitalized value of stock issued in the fourth quarter of 1997 to the Company's drug supplier.

      General and administrative expenses decreased from $1,371,373 to $901,591 and from $5,183,401 to $2,954,599 for the three and nine month periods ended September 30, 1998 and 1999, respectively. These decreases were mostly attributable to the reduction of the Company's workforce.

      Interest income decreased from $519,740 to $389,891 and from $1,382,056 to $1,168,763 for the three and nine month periods ended September 30, 1998 and 1999, respectively. The use of cash to fund the Company's operations resulted in a decrease of cash available for investment.

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

      On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET-REGISTERED TRADEMARK- tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson paid the Company a $10 million initial fee and purchased $10 million of Ergo common stock at fair market value. In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement. The Joint Collaboration Agreement was terminated by Johnson & Johnson on January 3, 1999.

      Cash, cash equivalents and short-term investments were $30,322,678 and $33,713,307 at September 30, 1999 and December 31, 1998, respectively. The overall decrease in cash, cash equivalents and short-term investments at September 30, 1999, was due primarily to the funding of the operating activities of the Company.

      In 1997, the Company filed with the FDA an NDA for ERGOSET-REGISTERED TRADEMARK- tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-REGISTERED TRADEMARK- tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the FDA that its NDA for ERGOSET-REGISTERED TRADEMARK- tablets for the treatment of type 2 diabetes was not approvable, citing the overall benefit to risk ratio. The Company appealed the not-approvable letter for ERGOSET-REGISTERED TRADEMARK-tablets sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA. On October 21, 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its New Drug Application for ERGOSET-REGISTERED TRADEMARK- tablets to treat Type 2 diabetes is approvable. However, before ERGOSET-REGISTERED TRADEMARK- tablets can be approved by FDA for marketing, it will be necessary for Ergo Science to address FDA concerns relating to the clinical safety of ERGOSET-REGISTERED TRADEMARK- tablets and other issues, including biopharmaceutics, pharmacology and toxicology.

      In its letter, FDA stated that ERGOSET-REGISTERED TRADEMARK- tablets are effective in the treatment of Type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET-REGISTERED TRADEMARK- tablets in Type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET-REGISTERED TRADEMARK- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

      Ergo plans to meet with the Division of Metabolic and Endocrine Drug Products to discuss the design of the safety study and other issues. The Company will evaluate how to proceed with this product based on information about the size and scope of the safety study from FDA, its costs, the competitive landscape and commercial opportunity, as well as other factors. Based on such information, the Company may decide that it is not commercially reasonable for the Company to undertake such a study. The Company will also consider seeking a corporate partner for the product but may not be able to attract a partner to assist in undertaking such a study.

      The Company believes its current cash, cash equivalents and short-term investments will fund its current operations at least through 2000.

      As of September 30, 1999, the Company's net investment in equipment and leasehold improvements was approximately $48,000.

         The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

YEAR 2000

         The Company has developed a plan to address its computer systems' compliance with the Year 2000 and all internal acceptance testing was completed in June 1999. The Company is in the process of ascertaining the status of its vendors' Year 2000 compliance efforts. The Company has verified that all major vendors are currently Year 2000 compliant. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

         While the Company believes its internal data processing and computer applications will not be materially altered by any date sensitive calculations, there can be no guarantee that the systems of other companies on which the Company relies will be converted in a timely manner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There were no material changes in the Company's exposure to market risk from December 31, 1998.

                                     PART II

                                OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  In the third quarter, the Company was sued by Incubator Associates ("Incubator"), the previous landlord for the Company's laboratory space. The dispute relates to the amount of payment owed to Incubator under the lease, which expired at the end of June 1999. Incubator is seeking payment of approximately $200,000. The Company is contesting Incubator's claim.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  EXHIBITS:
                  --------
                  27 - Financial Data Schedule

                  REPORTS ON FORM 8-K:
                  -------------------
                  None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     ERGO SCIENCE CORPORATION



                                     By: /S/ J. RICHARD CROWLEY
                                         ------------------------------------
                                         J. Richard Crowley
                                         Acting Controller (principal accounting
                                         officer)



                                      Date:  NOVEMBER 11, 1999