Form 10-K
period 1999-12-31
ERGO SCIENCE CORP
filed 2000-03-30
CIK 1002212

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    / / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  / X /  Yes   /  /   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2000, was approximately $32,741,294. As of March 13, 2000, there were 14,269,467 outstanding shares of the registrant's common stock.

Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


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

OVERVIEW

         Since 1990, Ergo Science Corporation ("Ergo" or the "Company") has been developing ERGOSET-R- tablets for the treatment of metabolic disorders. In the fourth quarter of 1999, the U.S. Food & Drug Administration ("FDA") issued a letter stating that the Company's New Drug Application ("NDA") for ERGOSET-R-tablets for the treatment of type 2 diabetes was "approvable." However, before ERGOSET-R- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-R-tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-R- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylurea drugs. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET-R- tablets in type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET-R- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

         The Company is working with FDA to determine the size and scope of the safety clinical trial that FDA is requesting.

         After the Company finalizes with FDA the requirements for the safety study, the Company will determine whether to proceed with its ERGOSET-R-program. Some of the options at FDA include, without limitation, appealing the FDA letter with respect to the request for an additional safety trial, requesting a rehearing before an advisory panel on the issue of whether the additional safety trial is needed, or considering whether or not to move ahead with the requested safety trial.

         The Company has not made a final decision with respect to investing in an additional safety study. The cost and time required for such a study are important factors and have not yet been finalized. Other important factors include, without limitation: the success of other recently introduced antidiabetic medications from large pharmaceutical companies (including Avandia-R- from SmithKline Beecham Pharmaceuticals and ACTOSTM from Takeda Pharmaceuticals and Eli Lilly and Company), the competitive profile of ERGOSET-R- tablets in the marketplace, additional therapies being developed by other pharmaceutical companies, the ability to enter into development and/or marketing agreements with other pharmaceutical or biotechnology companies for the development of ERGOSET-R- tablets and other data.

         The Company has also been considering its strategic options for its ERGOSET-R- program. Some of the possible options include, without limitation: selling the Company's rights to EROGSET-R- tablets, licensing the rights to ERGOSET-R- tablets to another pharmaceutical or biotechnology company, continuing ERGOSET-R- development on its own, or halting development of EROGSET-R- tablets. If the Company does not receive approval of the NDA for ERGOSET-R- tablets for the treatment of type 2 diabetes, then the Company, or any corporate partner, will not be able to market ERGOSET-R- tablets for that indication. This result will have a material adverse effect on the Company.

         In addition to the ERGOSET-R- program, the Company is analyzing its other strategic alternatives. The Company is reviewing various alternatives to determine the best uses of its assets including its cash, its status as a public company, its financial attributes (including tax attributes), and its intellectual property assets other than ERGOSET-R- tablets. No decisions have been made with respect to any of the possible alternatives.

         The Company has been engaged in efforts to reduce its costs. Over the past year, the Company has significantly reduced its expenses through reducing the number of employees, cutting programs (including all pre-clinical development programs) and significantly cutting other expenses. At September 30, 1999, the Company held cash, cash equivalents and short-term investments of $30,323,000. At December 31, 1999, the Company held cash, cash equivalents and short-term investments of $22,016,000. In addition, the Company held long-term investments of $8,324,000 which, together with the cash, cash equivalents and short-term investments total $30,340,000 at December 31, 1999. The Company has concentrated its efforts on managing its cash burn rate, while it is considering its strategic alternatives. However, the Company's cash burn rate is likely to fluctuate from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEVELOPMENT OF ERGOSET-R- TABLETS FOR THE TREATMENT OF DIABETES

         DIABETES AS A METABOLIC DISORDER. The Company's primary research has focused on the treatment of type 2 diabetes, obesity and related metabolic disorders. These metabolic disorders involve defects in the neuroregulatory mechanisms that control the integrated, complex relationship between glucose and fat metabolism. To sustain life, the human body must break down food into glucose, fat and protein. Glucose, a simple form of sugar, is used as a primary source of energy for the body's cells. When the amount of glucose available becomes greater than the body requires, it is converted into fat (triglycerides) and stored within the adipose tissue for later use when food is unavailable. When glucose is not available from food, triglycerides in the adipose tissue are broken down into free fatty acids that stimulate glucose production by the liver. Insulin, which is secreted by the pancreas, plays an important role in regulating the level of glucose in the blood stream by stimulating the use of glucose as fuel primarily in muscle tissue and by inhibiting the production of glucose in the liver. In a healthy metabolic state, a balance is maintained between the production and utilization of glucose and fat.

         CHARACTERISTICS OF DIABETES. The term DIABETES refers to a group of metabolic disorders that show a single common feature, i.e., abnormally high levels of glucose in the blood. Type 1 diabetes (juvenile-onset diabetes or insulin dependent diabetes mellitus) results from a rapidly progressive, immunologically driven dysfunction that leads to total failure of the insulin-producing cells (beta-cells) in the pancreas. In contrast, type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus) occurs generally in obese subjects around the fourth decade of life and characteristically develops as a slow, insidious process that may take several years to become clinically evident. One of the primary components of this disease is the body's inability to use its available insulin effectively to control the entry of glucose into the cells. This dysfunction is due to a condition known as insulin resistance. The abnormal state of insulin resistance exists when the insulin-stimulated uptake of glucose into muscle tissue and the brain becomes impaired, resulting in a reduction of insulin's inhibitory effect on glucose production. This condition leads to excessive blood levels of glucose (hyperglycemia), which is frequently accompanied by increases in the blood levels of triglycerides, free fatty acids and other lipids. Type 2 diabetes is a chronic and incurable disease that accounts for 90% to 95% of all diagnosed cases of diabetes. It is a leading cause of death in the United States. In addition to the hallmark of hyperglycemia evident in type 2 diabetes, the associated high blood levels of triglycerides, free fatty acids and total cholesterol are believed to be potential risk factors for the premature development of cardiovascular disease, including coronary artery disease.

         NEED FOR NEW DIABETES TREATMENTS. There is no cure for diabetes. After diagnosis, the first course of therapy for type 2 diabetics is to try to control hyperglycemia through diet and exercise. If this fails to achieve glycemic control, physicians will typically prescribe oral medication with one or more of the available agents. Currently, there are three FDA approved classes of oral medications for type 2 diabetes.

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

         Metformin (tradename Glucophage-R-) was approved by the FDA in March 1995 and is sold by Bristol-Myers Squibb Company. Glucophage-R- is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect.

         Precose was approved by the FDA in September 1995 and is sold in the United States under the tradename Acarbose-R- by Bayer Corporation (sold in Europe under the tradename GlucobayTM). Precose is an alpha-glucosidase inhibitor that works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Precose reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects in most users.

         The FDA approved Troglitazone, a thiazolodinedione sold by Warner-Lambert Company under the tradename Rezulin-R-, in January 1997 for use in diabetics taking insulin. In August 1997, the FDA approved Troglitazone for use as monotherapy or combination therapy for type 2 diabetes. Troglitazone is believed to work in part by increasing the body's sensitivity to insulin. Following reports of liver toxicity, Glaxo removed Troglitazone from the market in the United Kingdom in 1998. In June 1999, FDA withdrew the monotherapy indication due to cases of hepatotoxicity that occurred in patients treated with Troglitazone. The FDA also approved Troglitazone for use in combination with sulfonylureas together with Metformin for patients who are not adequately controlled with the combination of sulfonylurea and Metformin. In March 2000, Warner Lambert voluntarily discontinued marketing Troglitazone. Two new drugs in the same class as Troglitazone, namely Rosiglitazone and Pioglitazone were approved in 1999.

         Rosiglitazone (tradename Avandia-R-) was approved by FDA in June 1999 and is sold by SmithKline Beecham Pharmaceuticals. Rosiglitazone is an oral medication, which acts primarily by increasing insulin sensitivity in type 2 diabetes patients.

         Pioglitazone (tradename ACTOSTM) was approved by FDA in July 1999 and is sold jointly by Takeda Pharmaceuticals America, Inc. and Eli Lilly and Company. Pioglitazone is an oral medication, which acts primarily by decreasing insulin resistance in type 2 diabetes patients.

         Repaglinide (tradename Prandin-R-) was approved by the FDA in December 1997 and is sold jointly by Novo Nordisk and Schering-Plough Corporation. Repaglinide is an oral medication containing a benzoic acid derivative taken with meals and is believed to act via calcium channels to stimulate insulin secretion. See "Business--Competition."

         Therapeutic failure, which occurs after exhausting oral drug treatments, may signal loss of the pancreatic beta-cell function and the inability to secrete insulin. In this case, the type 2 diabetic must then begin daily insulin injections. An estimated 40% of type 2 diabetics are taking insulin according to the American Diabetes Association ("ADA").

         ERGOSET-R- TABLETS IN THE TREATMENT OF TYPE 2 DIABETES. ERGOSET-R-tablets are a low-dose, fast-release, oral formulation of bromocriptine mesylate, a dopamine agonist previously approved by the FDA to treat Parkinson's disease, acromegaly and hyperprolactinemic conditions. ERGOSET-R- tablets are a potent dopamine-receptor agonist, which operates through a mechanism of action that appears different from other anti-diabetic drugs. The Company selected bromocriptine for use in treating type 2 diabetes primarily because of its ability to increase dopaminergic activity in the hypothalamic area of the brain. Research by the Company and its founding scientists indicates that healthy, lean subjects evidence high levels of dopaminergic activity during the daytime and that obese and type 2 diabetic subjects evidence low levels of dopaminergic activity during the same time period. Specifically timed treatment with ERGOSET-R- tablets is believed to help restore a more normal daily pattern of dopaminergic activity in the brain. This therapy is believed to act as a central regulator of metabolic function, i.e., of lipid and glucose metabolism.

         REGULATORY STATUS OF ERGOSET-R- TABLETS. The Company filed an NDA in August 1997 for approval of ERGOSET-R- tablets to treat type 2 diabetes as a monotherapy and as adjunctive therapy with sulfonylureas. In October 1997, the FDA accepted the NDA for filing. On May 14, 1998, the FDA Advisory Panel for ERGOSET-R- tablets found that there was not sufficient evidence to recommend the NDA for approval. On November 20, 1998, Ergo received a letter from the Division of Metabolic and Endocrinologic Drug Products at the FDA indicating that its NDA for ERGOSET-R- tablets for the treatment of type 2 diabetes was not approvable, citing an overall benefit to risk ratio. The Company appealed this decision within the FDA. In the fourth quarter of 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET-R-tablets is approvable. However, before ERGOSET-R- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-R- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-R- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small. See "Risk Factors--Ergo May Not Receive Final Marketing Approval of the NDA for
ERGOSET-R- Tablets;" "Risk Factors--Ergo's Business Faces Significant
Government Regulation;" and "Business--Commercialization."

DEVELOPMENT OF ERGOSET-R- TABLETS FOR THE TREATMENT OF OBESITY

         A Phase II clinical trial of ERGOSET-R- tablets for the treatment of obesity was initiated in June 1997 at 14 clinical sites across the United States in approximately 300 clinically obese subjects. Although both the ERGOSET-R-and placebo groups lost weight during the study, there was no statistically significant difference in weight loss between patients treated with ERGOSET-R-tablets and diet and patients treated with placebo and diet in the intent to treat analysis. The Company has discontinued its obesity program. See "Risk Factors--Clinical Trials for ERGOSET-R- Tablets May be Unsuccessful."

DEVELOPMENT OF ERGOSET-R- TABLETS FOR THE TREATMENT OF BREAST CANCER

         In late 1995, Ergo began a small, open-label, uncontrolled, Phase II clinical trial of ERGOSET-R- tablets with another neurotransmitter-modulating drug in women with advanced metastatic breast cancer. The study was conducted to evaluate timed, orally administered ERGOSET-R- tablets and a serotonin agonist in improving the health status of these women. In this pilot study, the women were maintained on standard chemotherapy, were administered ERGOSET-R- tablets (1.6-4.8 mg/day) in the morning, and were administered a serotonin agonist in the evening for 24 weeks. Disease status was evaluated at initiation and at completion by physical examination, CT scan, bone scan, and/or chest x-ray. Of the 24 women treated, approximately 25% exhibited regression of total body tumor load. Ergo is currently seeking a company to license this technology for further development.

COMMERCIALIZATION

         MARKETING. On January 3, 1999, Johnson & Johnson terminated its worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") with Ergo to develop and commercialize ERGOSET-R- tablets. The Company currently has no marketing partner for this product candidate. If ERGOSET-R- tablets for the treatment of type 2 diabetes are approved for marketing by FDA, the Company may try to form a strategic alliance with one or more pharmaceutical or biotechnology companies to market ERGOSET-R- tablets in the United States. See "Risk Factors--Ergo Does Not Have a Marketing Partner for ERGOSET-R- Tablets."

         MANUFACTURING. Ergo does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the finished pharmaceutical dosage forms for its product candidate. In 1995, the Company entered into a supply agreement ("Geneva Agreement") to buy ERGOSET-R-tablets from Geneva Pharmaceuticals, Inc., and Geneva agreed to supply all of the Company's requirements for the final dosage form(s) of ERGOSET-R- tablets for the treatment of type 2 diabetes and obesity. In October 1997, the Company and Geneva amended and restated the Geneva Agreement. Under the amended Geneva Agreement, the Company agreed to purchase its worldwide supply of ERGOSET-R-tablets from Geneva on a "cost-plus" basis. The Company also shortened the term of the agreement, agreed to issue Geneva shares of Ergo common stock, and agreed to make additional payments to Geneva upon the occurrence of certain regulatory events and for performance of the agreement for a specified period.

         If Geneva does not perform its obligations under the Geneva Agreement, the Company, or any corporate partner, may not be able to obtain supplies of ERGOSET-R- tablets. Even if the Company is able to obtain ERGOSET-R- tablets from other suppliers, it may not be on the terms or in the quantities that would be acceptable to the Company. The active ingredient in ERGOSET-R- tablets is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company may encounter significant delays if it must obtain supplies of active ingredient or finished tablets from suppliers other than its current suppliers. See "Risk Factors--Ergo Does Not Manufacture ERGOSET-R- Tablets."

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         Ergo's ability to commercialize profitably any product candidates depends, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing upon the proprietary rights of third parties. The Company has rights to more than 45 issued or pending U.S. patent applications as well as their respective counterparts filed in other countries. Louisiana State University ("LSU") has licensed its interest in more than 40 issued or pending U.S. patent applications exclusively to the Company. See "Business--LSU Agreement." The Company is a co-owner of certain of those U.S. patent applications and U.S. patents. The Company's patent portfolio for ERGOSET-R- tablets candidates is based on the timed administration of neurotransmitter-modulating drugs to address abnormalities of the neuroendocrine system. The Company was also issued a patent in the United States relating to a fast-release formulation of ERGOSET-R-tablets. The Company has also entered into a license agreement with MGH for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. See "Business--MGH Agreement." See "Risk Factors--Ergo Depends on Patents and Proprietary Rights That May Fail to Protect Its Business."

LSU AGREEMENT

         The Company's rights to ERGOSET-R- tablets and its other technologies derive in part from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. Under an agreement originally signed in 1990 (as amended, the "LSU Agreement"), LSU granted to Ergo an exclusive license to its rights under certain patents and patent applications. The LSU Agreement will terminate upon expiration of all licensed patents thereunder unless terminated earlier by LSU or the Company in accordance with terms of the LSU Agreement. In the LSU Agreement, the Company agreed to commercialize ERGOSET-R- tablets in all countries where commercialization is reasonably justified economically. The Company is responsible for prosecuting and maintaining the patents and patent applications licensed from LSU and for obtaining governmental approval of any product, process or method covered thereby in those countries (for example, FDA approval in the United States). The LSU Agreement requires the Company to make specified fixed payments to LSU and pay LSU royalties at varying rates on its product sales covered by the licensed patents. The LSU Agreement also requires the Company to maintain customary general liability insurance and customary product liability insurance for all countries in which it sells products licensed under the LSU Agreement. LSU may terminate the LSU Agreement if Ergo breaches the LSU Agreement and fails to cure the breach within 45 days (for breach of payment obligations) or 90 days (for other breaches) after notice of the breach from LSU. If the LSU Agreement is terminated for any reason, the Company would no longer possess significant rights to commercialize ERGOSET-R-tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs. This would have a material, adverse effect on the Company. See "Risk Factors--Ergo Depends on Patents and Proprietary Rights That May Fail to Protect Its Business."

         In 1998, the Company and LSU entered into dispute resolution under the provisions of the LSU Agreement. The dispute related to the amount of payment owed to LSU from various payments that the Company received from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed is significantly less than that amount. The dispute resolution provisions of the agreement provides for a period of good faith negotiations between the parties followed, if necessary, by mediation and binding arbitration. Since mediation was completed without a resolution, the Company and LSU are currently in arbitration.

         In February 2000, the Company announced that a preliminary ruling has been made, which relates to a payment received in March 1998 from Johnson & Johnson for $10 million of the Company's common stock. The Company took the position that this $10 million is not subject to a royalty to LSU under the LSU Agreement. LSU had argued to the arbitrator that the Company owes a royalty on this stock purchase. In the preliminary ruling, the arbitrator has ruled, contrary to the Company's position, that a royalty is due to LSU on the $10 million received from Johnson & Johnson for the purchase of common stock. The exact amount of the royalty due to LSU on this $10 million will be dependent on several factual issues which are in dispute and will be settled by the arbitrator at a later date.

MGH AGREEMENT

         The Company entered into an exclusive license agreement with Massachusetts General Hospital (the "MGH Agreement") for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer using the timed administration of certain neurotransmitter modulators. The MGH Agreement requires the Company to pay MGH a royalty on product sales and to make specified payments upon the completion of certain milestones. The agreement also sets forth a development schedule for products covered by the licensed patents, which requires the Company to commence and complete certain clinical trials within specified time periods. The MGH Agreement requires the Company to maintain insurance and prosecute the licensed patents. MGH may terminate the MGH Agreement if the Company breaches its terms and fails to cure the breach within 60 days. If the MGH Agreement is terminated, the Company's rights in many of its patent applications covering the treatment of immune disorders and cancer would become non-exclusive.

ROWLAND AGREEMENT

         Following the Company's decision to stop funding of its pre-clinical development work in Photodynamic Therapy, the Company decided to terminate its License Agreement with the Rowland Institute for Science ("Rowland") in March 1999.

The License Agreement had granted the Company rights to certain patents covering the composition of matter and use of photodynamic molecules for the treatment of neoplastic disorders.

COMPETITION

         ERGOSET-R- tablets, if approved by FDA for marketing (See "Risk Factors--Ergo May Not Receive Final Marketing Approval of the NDA for
ERGOSET-R- Tablets"), will compete against existing therapies for type 2 diabetes, such as insulin and oral anti-diabetic agents. In the recent past, the FDA has approved six drugs for the treatment of type 2 diabetes that have methods of action that are different from sulfonylureas and are intended to address the hyperglycemia associated with diabetes.

         Metformin, under the tradename Glucophage-R-, was approved in March 1995 and is sold by Bristol-Myers Squibb Company. Metformin has been used to improve glycemic control in diabetic subjects without increasing serum insulin levels. It is an oral medication that belongs to a class of drugs called biguanides. It is believed to work, at least in part, by reducing glucose output from the liver. Its use carries the risk of lactic acidosis, a rare but possibly fatal side effect. Metformin has rapidly gained market acceptance.

         Precose was approved by the FDA in September 1995, is sold in the United States by Bayer Corporation under the tradename Acarbose-R- and sold in Europe under the tradename GlucobayTM. Acarbose-R- is an alpha-glucosidase inhibitor which works in the intestine to block the enzymes necessary for the digestion and absorption of carbohydrates in the intestines. Acarbose-R-reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose. It must be taken orally at the start of each meal and causes mild to moderate gastrointestinal side effects.

         The FDA approved Troglitazone, a thiazolodinedione sold by Warner-Lambert Company under the tradename Rezulin-R-, in January 1997 for use in diabetics taking insulin. In August 1997, the FDA approved Troglitazone for use as monotherapy or combination therapy for type 2 diabetes. Troglitazone is believed to work in part by increasing the body's sensitivity to insulin. Following reports of liver toxicity, Glaxo removed Troglitazone from the market in the United Kingdom in 1998. In June 1999, FDA withdrew the monotherapy indication due to cases of hepatotoxicity that occurred in patients treated with Troglitazone. The FDA also approved Troglitazone for use in combination with sulfonylureas together with Metformin for patients who are not adequately controlled with the combination of sulfonylurea and Metformin. In March 2000, Warner Lambert voluntarily discontinued marketing Troglitazone. Two new drugs in the same class as Troglitazone, namely Rosiglitazone and Pioglitazone were approved in 1999.

         Rosiglitazone (tradename Avandia-R-) was approved by FDA in June 1999 and is sold by SmithKline Beecham Pharmaceuticals. Rosiglitazone is an oral medication, which acts primarily by increasing insulin sensitivity in type 2 diabetes patients.

         Pioglitazone (tradename ACTOSTM) was approved by FDA in July 1999 and is sold jointly by Takeda Pharmaceuticals America, Inc. and Eli Lilly and Company. Pioglitazone is an oral medication, which acts primarily by decreasing insulin resistance in type 2 diabetes patients.

         Both Avandia-R- and ACTOSTM are gaining market share rapidly.

         Repaglinide (tradename Prandin-R-) was approved by the FDA for patients taking sulfonylureas in December 1997 and is sold jointly by Novo Nordisk and Schering-Plough Corporation. Repaglinide is an oral medication containing a benzoic acid derivative taken with meals and is believed to act via calcium channels to stimulate insulin secretion.

         The FDA has approved the active ingredient in ERGOSET-R- tablets for indications other than type 2 diabetes. Physicians may choose to prescribe other drugs containing this active ingredient for off-label use to try to achieve the same effects as ERGOSET-R- tablets. Substitution of other forms of the active ingredient may have a material adverse effect on the market for ERGOSET-R-tablets. See "Business--Patents, Proprietary Rights and Licenses" and "Business--Government Regulation." There can be no assurance that the Company's product candidates, if commercialized, will be accepted and prescribed by healthcare professionals.

         Ergo competes with biotechnology and established pharmaceutical companies in its product development program. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection, and establish collaborative arrangements with commercial entities for product development and marketing.

Products resulting from these activities may compete directly with ERGOSET-R-tablets, if approved for commercial marketing. These competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing and human resources, than the Company.

         Many other entities, including large pharmaceutical companies and institutions, are developing therapeutic products that may compete with Ergo's product candidates in the treatment of type 2 diabetes. Several different approaches to treating type 2 diabetes are being tested in United States clinical trials, including new oral hypoglycemic agents that stimulate insulin production and new medicines that stimulate glucose uptake in peripheral tissues. Other drugs are being developed that may limit or delay the damage that diabetes causes to organs such as the eyes and kidneys.

         Competition for treatments for type 2 diabetes is very intense. The Company expects that competition among products approved for sale will be based on, among other factors, product safety, efficacy, tolerability, ease of use, effect on co-morbid conditions, availability, price, marketing and distribution. Even if ERGOSET-R- tablets are approved by FDA for sale as a new treatment for type 2 diabetes, it may not be able to compete successfully against other products. See "Business--Development of ERGOSET-R- Tablets for the Treatment of Diabetes."

GOVERNMENT REGULATION

         Ergo's development activities, such as clinical trials, and ultimately the manufacturing, marketing and labeling of its products, if approved, are subject to extensive regulation by FDA and other regulatory authorities in the United States. These activities are also regulated in other countries where products are tested. The United States Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's product. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's product candidate. Delays or rejections in obtaining regulatory approvals have affected and may continue to adversely affect the Company's ability to commercialize any product candidates the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

         FDA and other regulatory authorities require that the safety and efficacy of the Company's therapeutic product candidates must be established by at least two adequate and well-controlled Phase III clinical trials. If the results of Phase III clinical trials do not establish the safety and efficacy of the Company's product candidates to the satisfaction of the FDA and other regulatory authorities, the Company will not receive the approvals necessary to market its product candidate. See "Business--Regulatory Status of ERGOSET-R-Tablets."

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

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap, as is the case with ERGOSET-R- tablets trials. Phase I clinical trials involve the initial introduction of the drug into healthy human subjects. In Phase I clinical trials, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II clinical trials are conducted in a limited subject population to gather evidence about the efficacy of the drug for specific, targeted indications to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded subject population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or the FDA may suspend clinical trials at any time. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites including case report forms and record keeping procedures and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practice. The FDA also seeks to determine whether there was bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the Phase III clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the Phase III clinical trial protocols will be acceptable to the FDA.

         The results of preclinical studies and clinical trials, if believed to be successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. The testing and approval process require substantial time and effort. There can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may deny an NDA if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications for which the FDA believes there is adequate supporting data. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization. See "Risk Factors--Ergo's Business Faces Significant Government Regulation."

         Even if regulatory approvals for the Company's product candidates are obtained, the Company, its products and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Standards, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "Business--Commercialization." The FDA stringently applies regulatory standards for manufacturing. Discovery of problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

         Ergo's research and development involved the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials complied with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In such a case the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company included an environmental assessment in the NDA for ERGOSET-R- tablets in accordance with FDA regulations. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

HUMAN RESOURCES

         As of March 13, 2000, the Company had 7 employees, including 5 part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND ALL OTHER SEC REPORTS OF THE COMPANY, YOU SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

FDA MAY NOT GRANT FINAL MARKETING APPROVAL FOR ERGOSET-R- TABLETS

         The Company filed an NDA with the FDA for ERGOSET-R- tablets to treat type 2 diabetes in August 1997. THe FDA subsequently accepted the filing in October 1997. On May 14, 1998, the FDA Advisory Panel for ERGOSET-R- tablets found that there was not sufficient evidence to recommend the NDA for approval. On November 20, 1998, Ergo received a letter from the Division of Metabolic and Endocrinologic Drug Products at the FDA indicating that its NDA for ERGOSET-R-tablets for the treatment of type 2 diabetes was not approvable, citing an overall benefit to risk ratio. The Company appealed this decision within the FDA. In the fourth quarter, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET-R- tablets is approvable. However, before ERGOSET-R- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-R-tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-R- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small. The Company cannot assure you that it will ever receive approval to market ERGOSET-R- tablets for the treatment of type 2 diabetes. Even if regulatory approval is eventually obtained, any approval could contain material limitations on the indicated uses for which ERGOSET-R- tablets may be marketed. See "Business--Government Regulation." If the Company does not receive approval of the NDA for ERGOSET-R- tablets for the treatment of type 2 diabetes, then the Company, or any corporate partner, will not be able to market ERGOSET-R- tablets for that indication. This result will have a material adverse effect on the Company.

CLINICAL TRIALS FOR ERGOSET-R- TABLETS MAY BE UNSUCCESSFUL

         Under the terms of the most recent letter from FDA, the Company is required to conduct an additional clinical trial in order to obtain marketing clearance for ERGOSET-R- tablets for the treatment of type 2 diabetes. The Company has not decided whether it will conduct this additional trial. The results from such additional clinical trial may not be satisfactory to the FDA. Therefore, the FDA may not grant regulatory approval of ERGOSET-R- tablets. The inability to market ERGOSET-R- tablets for the treatment of type 2 diabetes would have a material adverse effect on the Company.

ERGO DOES NOT HAVE A MARKETING PARTNER FOR ERGOSET-R- TABLETS

         The Company has no experience in sales, marketing and distribution. The market for products for type 2 diabetes is large. To market a new product for type 2 diabetes to primary care and general practice physicians requires significant resources. If the Company's NDA is approved and the Company decides to continue its business, the Company plans to either enter into a marketing agreement with or to sell its marketing rights in ERGOSET-R- tablets to one or more pharmaceutical or biotechnology companies that have established marketing and sales capabilities. The Company may not be able to enter into a collaborative marketing agreement or be able to find such a buyer. The Company's failure to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

         To the extent that the Company enters into marketing or distribution arrangements with others, any revenues the Company receives will depend upon the efforts of third parties. While the Company believes that its potential collaborators would have an economic incentive to succeed in performing their obligations under such arrangements, the other parties will control the amount and timing of funds and other resources to be devoted under such arrangements. These funds will also be subject to financial and other difficulties that may befall the other parties. Third parties may not market the Company's products successfully, and any third-party collaboration may not be on terms favorable to the Company. If any marketing partner does not market a product successfully, the Company's business would be materially adversely affected.

ERGO MAY NOT OBTAIN FINANCING NECESSARY FOR ADDITIONAL CLINICAL TRIALS FOR ERGOSET-R- TABLETS OR MAY DECIDE NOT TO FINANCE AN ADDITIONAL SAFETY TRIAL

           The Company has not yet made a decision on whether it will fund the additional safety trial. This decision will be based in part on the cost and scope of the additional safety trial, which have not yet been finalized with FDA. Other factors include:

     o The Company may decide that it is not in the best interest of the Company to invest its resources in an additional safety trial for ERGOSET-R- tablets.

     o The Company may also seek funding for the additional safety trial from other pharmaceutical or biotechnology companies in the form of marketing and development agreements. The Company cannot assure you that another company will enter into any such agreement with Ergo or that the terms of any such agreement will be favorable to Ergo.

     o If the Company needs additional capital for any purpose, there can be no assurance that such capital will be available to the Company at all, or on terms favorable to the Company.

     o If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ERGO DOES NOT MANUFACTURE ERGOSET-R- TABLETS

         The Company does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the pharmaceutical dosage forms for its product candidates. In October 1997, the Company amended and restated its 1995 United States supply agreement with Geneva Pharmaceuticals, Inc. ("Geneva") for the finished dosage forms of ERGOSET-R-tablets. If Geneva does not perform its obligations under this agreement or if the agreement is terminated, the Company, or any corporate partner, may not be able to obtain supplies of ERGOSET-R- tablets. Even if the Company is able to obtain ERGOSET-R- tablets from other suppliers, it may not be on the terms or in the quantities acceptable to the Company. Like Geneva, other suppliers would need to meet FDA manufacturing requirements, and the Company cannot assure you that they would receive FDA approval. The active ingredient in ERGOSET-R-tablets, bromocriptine, is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. Accordingly, the Company will encounter significant delays if it must obtain supplies of active ingredient or finished tablets from other sources or otherwise experience interruptions in its supplies. See "Business--Commercialization." If the Company is unable to obtain adequate supplies on favorable terms, its business would be materially adversely affected. This activity is subject to FDA requirements, including demonstration of satisfactory IN VITRO dissolution, bioavailability, bioequivalence, and manufacturability. The Company cannot assure you of the outcome of these activities or the times in which they may be completed, if at all.

         Furthermore, certain dosage strengths for ERGOSET-R- tablets, in their current formulation and packaging, have a limited shelf life that may not be sufficient for commercial marketing. The Company conducted studies to elaborate on these stability issues. The Company cannot assure you that it will be able to resolve these issues and that any or all of these dosage strengths of ERGOSET-R- tablets will be commercially marketable.

ERGO FACES INTENSE INDUSTRY COMPETITION IN THE TREATMENT OF TYPE 2 DIABETES

         Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than the Company's are developing products that directly compete with the Company's products. Many drugs are commercially available for the treatment of type 2 diabetes, including six drugs (Acarbose-R-, Glucophage-R-, Amaryl-R-, Prandin-R-, Avandia-R- and ACTOSTM) that have recently been approved by the FDA. Glucophage-R-,

Avandia-R- and ACTOSTM have rapidly gained market acceptance as therapies for type 2 diabetes. The Company cannot assure you that ERGOSET-R- tablets will be able to compete successfully with any of these or other products if ERGOSET-R-tablets receive regulatory clearance. In addition, promotional activities for ERGOSET-R- tablets will be limited to the claims on the product label approved by the FDA. Other companies may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts and other factors. See "Business--Competition."

ERGO MAY NEVER BE PROFITABLE

         The Company has generated no revenues from product sales. Its ability to receive any revenues from product sales is dependent upon receiving market clearance from the FDA. The Company has been unprofitable since its inception, and as of December 31, 1999, the Company's accumulated deficit was $88.2 million. To date, the Company has dedicated most of its financial resources to ERGOSET-R- tablets research and development, general and administrative expenses and the prosecution of patents and patent applications. If the Company chooses to conduct additional clinical trials with ERGOSET-R- tablets, the Company will incur significant expenses. The Company's ability to achieve profitability will depend, among other things, on its successfully obtaining regulatory approval for ERGOSET-R- tablets, establishing and maintaining manufacturing, sales, and marketing collaborative agreements, and raising sufficient funds to finance its activities. The Company may not be able to achieve profitability from the sale of product. See "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Government Regulation."

ERGO'S BUSINESS FACES SIGNIFICANT GOVERNMENT REGULATION

         The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, if approved, are subject to extensive regulation by the FDA and foreign regulatory authorities. To market product candidates, the Company must undergo an extensive regulatory approval process. The regulatory process takes many years and requires the expenditure of substantial resources. Although protocols for clinical trials are submitted to the FDA prior to commencement of the trials, the FDA may not accept the clinical trials as adequate or well-controlled or accept the results of those trials. In addition, delays or rejections may result from changes in FDA policies about drug approval during the period of product development, from FDA review of NDAs, and from other causes. Similar delays may also be encountered in foreign countries. The Company cannot assure you that any regulatory agency will conduct its review in a timely manner or grant approval for any drugs developed by the Company, including ERGOSET-R- tablets. See "Risk Factors--Ergo May Not Receive Final Marketing Approval of the NDA for ERGOSET-R- Tablets."

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

         Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. The Company cannot assure you of the following:

          o that reimbursement in the United States or foreign countries will be available for any of the Company's product candidates, if approved for commercial marketing;
          o    that any reimbursement granted will be maintained; or
          o that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of the Company's product candidates.

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

         In general, the United States patents and patent applications owned by or licensed to the Company are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. The U.S. patents for bromocriptine, the active ingredient in ERGOSET-R- tablets, have expired, and composition-of-matter protection is not available for the active ingredient. Bromocriptine is currently sold in the United States and other markets for several uses other than the treatment of type 2 diabetes. Even in jurisdictions where the timed use of bromocriptine for type 2 diabetes may be covered by the claims of a use patent licensed to the Company, off-label sales might occur. Off-label sales are more likely to occur if another company markets bromocriptine at a price that is less than the price that would be charged for ERGOSET-R- tablets, thereby potentially reducing the sales of ERGOSET-R-tablets. See "Business--Competition" and "Business--Government Regulation."

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

         The Company's rights to ERGOSET-R- tablets derive in part from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. The Company entered into a license agreement with MGH for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. If the license with LSU is terminated for any reason, the Company may be prohibited from commercializing ERGOSET-R- tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs. This would have a material adverse effect on the Company. The Company is currently in a dispute with LSU about certain payments under the LSU License. If the license with MGH is terminated for any reason, the Company's rights to certain product candidates and potential candidates would be non-exclusive. See "Business--LSU Agreement" and "Business--MGH Agreement."

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

INFLUENCE OF CONCENTRATED OWNERSHIP OF EXISTING STOCKHOLDERS OF ERGO

         As of March 13, 2000, current directors, executive officers and principal stockholders of the Company and certain of their affiliates beneficially own approximately 33% of the outstanding common stock on a fully diluted basis. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, including votes concerning:

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

ERGO MAY BE SUBJECT TO UNINSURED PRODUCT LIABILITY CLAIMS ARISING OUT OF THE MANUFACTURE, TESTING AND SALE OF ITS PRODUCTS

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

         Product liability insurance is becoming increasingly expensive. The Company cannot assure you that it will be able maintain such insurance or obtain additional insurance at a reasonable cost or in sufficient amounts to protect the Company against losses that could have a material adverse effect on the Company. Further, the Company cannot assure you that it will be able to obtain insurance for the administration of its product candidates, including
ERGOSET-R- tablets if approved, in the future. The Company also cannot assure you that such insurance and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. In addition, the loss of coverage for the administration of the Company's product candidates would be a breach of the terms of the Company's agreements with its licensors, which could lead to termination of those agreements. See "Business--LSU Agreement" and "Business-- MGH Agreement."

LACK OF KEY PERSONNEL

         The success of the Company depends in large part on the Company's ability to attract and retain highly qualified personnel. Over the past year, the Company has terminated most of its employees, including many key personnel. In the fourth quarter, Anthony H. Cincotta, Ph.D., the Company's founding scientist, resigned as an officer and employee but is still retained on a part-time basis as a consultant and as a member of the Board of Directors. If the Company decides to either conduct additional clinical trials, research, or other activities, it will have to hire more personnel. The Company cannot assure you that it will be successful in hiring or retaining key personnel. See "Business--Competition" and "Business--Human Resources."

THE MARKET VALUE OF ERGO STOCK HAS BEEN VOLATILE OVER THE PAST TWO YEARS

         The market price for Ergo common stock has been volatile over the past two years as a result, the Company believes, of the decision of the FDA Advisory Panel not to recommend the approval of and the FDA's issuance of a not-approvable letter for the ERGOSET-R- tablets NDA, and then the approvable letter that requests an additional safety trial. Ergo cannot assure you that the market price of Ergo common stock will not continue to decrease in the future. The following factors may have a significant effect on the market price of Ergo common stock:

          o announcements of technological innovations or new commercial products by competitors;
          o    FDA actions on ERGOSET-R- tablets;
          o    developments in patent or other proprietary rights;
          o public concern as to the safety of products developed by the Company;
          o future sales of the Company's common stock in the public market by existing stockholders; and
          o announcement or implementation of strategic alternatives, including acquisitions, sales, or mergers.

ERGO MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET

         Ergo cannot assure that it will be able to satisfy the requirements of the Nasdaq Stock Market for continued listing of its common stock on the Nasdaq National Market. The rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market satisfy certain requirements for listing. As of March 15, 2000, Ergo does satisfy Nasdaq's $1 minimum bid price requirement, but it may not in the future. If Nasdaq delists the common stock from the National Market, the ability of stockholders of Ergo to buy and sell shares of Ergo common stock may be materially impaired. In addition, the continued delisting of Ergo common stock could adversely affect Ergo's ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses.

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

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Annual Report on Form 10-K contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and other expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation, the risks described in "Risk Factors." Should one or more of these risks or uncertainties occur, should underlying assumptions prove incorrect or should other events occur, actual results may vary materially and adversely from those anticipated, believed, estimated, assumed or otherwise indicated. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 2.  PROPERTIES

FACILITIES

         In May 1999 the Company leased approximately 2,700 square feet of office space as its principal office in North Andover Mills, North Andover, Massachusetts. This space is leased through May 2001. The Company did lease approximately 30,000 square feet in two buildings in the Charlestown Navy Yard, Charlestown, Massachusetts. The lease for approximately 10,000 square feet of space formerly used for research and development functions expired in June 1999. The Company did not renew this lease. The lease for approximately 20,000 square feet, which was used for administrative functions, was also terminated in June 1999.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         In 1998, the Company and LSU entered into dispute resolution under the provisions of the LSU Agreement. The dispute related to the amount of payment owed to LSU from various payments that the Company received from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed is significantly less than that amount. The dispute resolution provisions of the agreement provides for a period of good faith negotiations between the parties followed, if necessary, by mediation and binding arbitration. Since mediation was completed without a resolution, the Company and LSU are currently in arbitration.

         In the third quarter of 1999, the Company was sued by Incubator Associates ("Incubator"), the previous landlord for the Company's laboratory space. The dispute relates to the amount of payment owed to Incubator under the lease, which expired at the end of June 1999. Incubator is seeking payment of approximately $200,000. The Company is contesting Incubator's claim.

         In February 2000, the Company announced that a preliminary ruling has been made, which relates to a payment received in March 1998 from Johnson & Johnson for $10 million of the Company's common stock. The Company took the position that this $10 million is not subject to a royalty to LSU under the LSU Agreement. LSU had argued to the arbitrator that the Company owes a royalty on this stock purchase. In the preliminary ruling, the arbitrator has ruled, contrary to the Company's position, that a royalty is due to LSU on the $10 million received from Johnson & Johnson for the purchase of common stock. The exact amount of the royalty due to LSU on this $10 million will be dependent on several factual issues which are in dispute and will be settled by the arbitrator at a later date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the Nasdaq National Market System under the symbol "ERGO". At March 13, 2000, the number of record holders of the Company's common stock was approximately 254. The following table sets forth, for the periods indicted, the high and low sale price for the Company's common stock as reported on the Nasdaq National Market System.


                                                      HIGH                 LOW
                                                   ------------       ------------
                  1999
                            First Quarter            $ 1 7/16            $    7/8
                            Second Quarter           $ 2 1/8             $    7/8
                            Third Quarter            $ 1 1/2             $ 31/32
                            Fourth Quarter           $ 1 31/32           $ 1
                  1998
                            First Quarter            $ 18 5/8            $ 13 7/8
                            Second Quarter           $ 18 3/8            $ 3 1/4
                            Third Quarter            $ 4 1/8             $ 2 3/4
                            Fourth Quarter           $ 5 3/4             $   3/4


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



                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                      1999             1998            1997             1996              1995
                                                 ------------     ------------     ------------     ------------     ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues (1) ................................              --     $ 18,924,552               --               --               --
Operating expenses:
    Research and development ................       2,269,450       14,549,810       13,258,016       12,272,478        8,643,926
    Cost of product revenue .................              --        2,488,520               --               --               --
    Purchase of in-process research
    and development .........................              --               --               --          168,750        7,020,064
    Write-off related to renegotiated
    supply agreement(2) .....................              --        2,499,000               --               --               --
    General and administrative(3)(4)(5)(7)(8)       3,597,382        7,558,572        6,580,308        6,973,776        6,139,072
                                                 ------------     ------------     ------------     ------------     ------------
       Total operating expenses .............       5,866,832       27,095,902       20,231,792       18,580,300       22,244,298
Other Income:
     Interest and other income ..............       1,628,206        1,862,453        1,689,252        1,397,521           94,348
                                                 ------------     ------------     ------------     ------------     ------------
         Net loss ...........................      (4,238,626)      (6,308,897)     (18,542,540)     (17,182,779)     (22,149,950)
Accretion of dividends on preferred stock ...        (522,202)        (492,228)        (463,968)        (437,332)        (668,313)
Dividends on redeemable preferred stock .....              --               --               --               --       (7,123,536)
Dividends on preferred stock ................              --               --               --               --       (2,018,763)
         Net loss to common stockholders ....    $ (4,760,828)    $ (6,801,125)    $(19,006,508)    $(17,620,111)    $(31,960,562)
                                                 ============     ============     ============     ============     ============
Net loss per common share
         (basic and diluted)(6) .............    $      (0.33)    $      (0.48)    $      (1.44)    $      (1.57)    $      (9.92)
                                                 ============     ============     ============     ============     ============
Weighted average common shares outstanding
         (basic and diluted) ................      14,255,823       14,087,917       13,212,042       11,248,315        3,222,707
                                                 ============     ============     ============     ============     ============



                                                                            DECEMBER 31,
                                                                            ------------
                                        1999             1998            1997           1996          1995
                                    --------------   --------------  -------------  -------------  --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ......    $ 4,292,631    $15,715,708    $13,923,115    $18,066,884    $15,896,373
Short-term investments .........     17,722,798     17,997,599      9,536,995     20,550,986      6,325,502
Long-term investments ..........      8,324,326             --             --             --             --
Working capital ................     17,418,830     29,563,042     20,943,195     36,917,629     19,609,791
Total assets ...................     30,409,901     34,724,868     28,664,666     41,385,280     24,949,911
Long-term obligations ..........             --        155,596        327,442        385,256         93,600
Total stockholders' equity .....     25,786,233     29,825,882     25,135,381     39,065,225     21,803,851


----------------
(1) Relates to revenue received from Johnson & Johnson in 1998 in accordance with the Joint Collaboration and License Agreement. See Note 9 of Notes to Consolidated Financial Statements.
(2) See Note 9 of Notes to Consolidated Financial Statements.
(3) Includes noncash charges in 1997 totaling $647,413 related to the resignation of two Company senior executives. See Note 10 of Notes to Consolidated Financial Statements.
(4) Includes a noncash charge in 1996 of $1,030,981 related to the resignation of a Company senior executive. See Note 10 of Notes to Consolidated Financial Statements.
(5) Includes a noncash charge in 1995 of $1,747,931 for common stock issued in connection with a renegotiated supply contract. See Note 9 of Notes to Consolidated Financial Statements.
(6) The Company has never paid cash dividends on its common stock other than distributions made to stockholders when the Company was owned only by individuals and had elected to be an S corporation for U.S. federal income tax purposes.
(7) Includes a charge in 1998 of $1,042,290 related to an asset write-down of equipment and leasehold improvements. See Note 4 of Notes to Consolidated Financial Statements.
(8) Includes a loss on the disposal of equipment in 1999 in the amount of $157,000. See Note 4 of Notes to Consolidated Financial Statements.


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

          o AN "APPROVABLE" LETTER DOES NOT MEAN THAT A PRODUCT WILL BE APPROVED, PARTICULARLY WHERE, AS HERE, IT IS NECESSARY TO SATISFY FDA (PRIOR TO APPROVAL) THAT THERE IS NOT AN INCREASED RISK OF A SERIOUS ADVERSE EVENT;
          o THE CLINICAL TRIAL TO ASSESS SAFETY RECOMMENDED BY FDA MAY INVOLVE A RELATIVELY HIGH NUMBER OF PATIENTS AND MAY REQUIRE SUBSTANTIAL RESOURCES AND TAKE YEARS TO COMPLETE;
          o UNTIL THE SIZE AND SCOPE OF THE SAFETY TRIAL ARE DETERMINED WITH FDA, AN ASSESSMENT OF THE ADVISABILITY OF ANY SUCH TRIAL CANNOT BE MADE;
          o ERGO MAY NOT HAVE SUFFICIENT RESOURCES FOR SUCH A SAFETY TRIAL OR DECIDE, BASED ON ITS BUSINESS JUDGMENT, AGAINST INVESTING IN SUCH A TRIAL;
          o ERGO MAY NOT BE ABLE TO ATTRACT A PARTNER TO ASSIST IN UNDERTAKING SUCH A SAFETY TRIAL;
          o DATA OBTAINED FROM CLINICAL TRIALS ARE SUBJECT TO VARYING INTERPRETATIONS, AND FDA (OR AN FDA PANEL OF EXPERTS) MAY NOT AGREE WITH ERGO'S ASSESSMENT OF ANY CURRENT OR FUTURE CLINICAL TRIAL RESULTS;
          o UNCERTAINTY RELATED TO THE SCIENTIFIC DEVELOPMENT OF A NEW MEDICAL THERAPY;
          o COMPETITION IN THE ANTI-DIABETIC MARKET IS INTENSE; OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THIS INDICATION AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS;
          o    THE NEED FOR ADDITIONAL FUNDING;
          o ERGO MAY NOT BE ABLE TO ESTABLISH CORPORATE ALLIANCES TO MARKET ERGOSET-R- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING;
          o ERGOSET-R- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING, MAY NOT BE SUCCESSFUL IN THE MARKETPLACE, OR ERGO MAY NOT RECEIVE ANY PROFITS FROM ITS SALE; AND
          o UNCERTAINTY RELATING TO PATENT PROTECTION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

           FURTHER INFORMATION AND ADDITIONAL IMPORTANT FACTORS ARE SET FORTH IN THE SECTION ENTITLED "ITEM. 1 BUSINESS - RISK FACTORS." ERGO SCIENCE DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

OVERVIEW

         Since 1990, Ergo Science Corporation ("Ergo" or the "Company") has been developing ERGOSET-R- tablets for the treatment of metabolic disorders. In the fourth quarter of 1999, the U.S. Food & Drug Administration ("FDA") issued a letter stating that the Company's New Drug Application ("NDA") for ERGOSET-R-tablets for the treatment of type 2 diabetes was "approvable." However, before ERGOSET-R- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-R-tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-R- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET-R- tablets in type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET-R- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

         From inception through 1999, the Company has been unprofitable.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1999

         Total revenues decreased from $18,924,552 in 1998 to $0 in 1999. Revenues in 1998 consisted of a $10 million license fee, approximately $6.4 million in reimbursement of development expenses and approximately $2.5 million of product revenue from raw material inventory sold at cost related to the Joint Collaboration Agreement.

         Research and development expenses decreased from $14,549,810 in 1998 to $2,269,450 in 1999. In 1998, significant expenditures were incurred due to the preparation for the panel meeting with the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA and ongoing clinical trials of the Phase II weight-loss study in obese subjects. The reduction in costs in 1999 are a result of the Company's decision to discontinue funding of all of its preclinical development programs and the closing of the Company's laboratory facility in June 1999.

         General and administrative expenses decreased from $7,558,572 in 1998 to $3,597,382 in 1999. The decrease was principally due to a reduction in the work force as a result of the aforementioned FDA not-approvable letter and the Company's decision to discontinue funding of its pre-clinical development programs.

         Interest income decreased from $1,862,453 in 1998 to $1,628,206 in 1999. The decrease in interest income is attributable to a decrease in the average amounts of cash, cash equivalents and short-term investments during 1999, compared to 1998. The use of cash to fund the Company's operations resulted in a decrease of cash available for investment.

         Net loss decreased from $6,308,897 to $4,238,626 and net loss to common stockholders decreased from $6,801,125 to $4,760,828 in 1998 and 1999, respectively. These decreases were mainly due to the reduction in the Company's workforce and the Company's decision to discontinue funding of its pre-clinical development program. Net loss per common share decreased from $.48 in 1998 to $.33 in 1999.

YEARS ENDED DECEMBER 31, 1997 AND 1998

         Total revenues increased from $0 in 1997 to $18,924,552 in 1998. Revenues consisted of a $10 million license fee, approximately $6.4 million in reimbursement of development expenses and approximately $2.5 million of product revenue from raw material inventory sold at cost related to the Joint Collaboration Agreement.

         Research and development expenses increased from $13,258,016 in 1997 to $14,549,810 in 1998. Substantial costs were incurred in 1997 related to the preparation of the NDA for ERGOSET-R- (bromocriptine mesylate) tablets for type 2 diabetes. In 1998, significant expenditures were incurred due to the preparation for the panel meeting with the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA and ongoing clinical trials of the Phase II weight-loss study in obese subjects.

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

         Interest income increased from $1,689,252 in 1997 to $1,862,453 in 1998. The increase in interest income is attributable to an increase in the average amounts of cash, cash equivalents and short-term investments during 1998, compared to 1997. The amounts increased as a result of the Joint Collaboration Agreement with Johnson & Johnson.

         Net loss decreased from $18,542,540 to $6,308,897 and net loss to common stockholders decreased from $19,006,508 to $6,801,125 in 1997 and 1998, respectively. These decreases were mainly due to revenues received in conjunction with the Joint Collaboration Agreement. Net loss per common share decreased from $1.44 in 1997 to $.48 in 1998.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1999, the Company's reported federal net operating loss carryforwards were approximately $79 million. If not used, the tax loss carryforwards will begin to expire in 2007. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in the Internal Revenue Code sections 382 and 383. See Note 7 of Notes to Consolidated Financial Statements.

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

         On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET-R- tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. The agreement was terminated on January 3, 1999.

         Cash, cash equivalents, short-term investments and long-term investments were $33,713,307 and $30,339,755 at December 31, 1998 and 1999,
respectively. The overall decrease in cash, cash equivalents and short-term investments at December 31, 1999, was due primarily to the use of cash to fund the Company's operations including the costs of shutting down its preclinical development programs, closing its laboratory and reducing staffing levels.

      At September 30, 1999, the Company held cash, cash equivalents and short-term investments of $30,322,678. At December 31, 1999, the Company held cash, cash equivalents and short-term investments of $22,015,429. In addition, the Company held long-term investments of $8,324,326 which, together with the cash, cash equivalents and short-term investments total $30,339,755 at December 31, 1999. The Company has concentrated its efforts on managing its cash burn rate, while it is considering its strategic alternatives. However, the Company's cash burn rate is likely to fluctuate from quarter to quarter.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.

         In 1997, the Company filed with the FDA an NDA for ERGOSET-R- tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-R- tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the FDA that its NDA for ERGOSET-R- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. The Company appealed this decision within the FDA. In the fourth quarter of 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET-R- tablets is approvable. However, before ERGOSET-R- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-R-tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-R- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect on HbA1c (blood sugar) which FDA characterized as small. See "Risk Factors--Ergo May Not Receive Final Marketing Approval of the NDA for ERGOSET-R- Tablets;" "Risk Factors--Ergo's Business Faces Significant Government Regulation;" and "Business--Commercialization."

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

         As of December 31, 1999, the Company's net investment in equipment and leasehold improvements was $39,759. The Company does not expect to incur additional equipment and facility costs in the foreseeable future. In 1999, the Company relocated to a smaller facility in North Andover, Massachusetts. In conjunction with this move, the Company sold in auction substantially all of its lab and office equipment. Auction receipts were approximately $300,000. In May 1999 a loss was recorded in the amount of $157,000 as a result of this auction. In 1998, the Company recorded a $1,042,290 charge as an asset write-down of equipment and leasehold improvements. The Company recorded this charge in order to properly reflect the equipment and leasehold improvements at net realizable value at December 31, 1998, given the Company's decision to discontinue funding of its preclinical development program.

          The Company expects that its available cash, cash equivalents, short-term investments, and expected interest income will fund its current operations through mid-2001. As noted in "Overview", the Company is considering various alternatives for its ERGOSET-R- program at FDA and various strategic alternatives for all of its assets, including its ERGOSET-R- rights, its other intellectual property rights, its cash and other financial attributes. Depending on the strategic decisions that may be made, the Company's capital requirements may exceed its current resources. In such a case, the Company will have to seek additional capital from private or public sources. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any source or, if available, will be available on acceptable terms.

         The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

SUBSEQUENT EVENTS

         In 1998, the Company and LSU entered into dispute resolution under the provisions of the LSU Agreement. The dispute related to the amount of payment owed to LSU from various payments that the Company received from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed is significantly less than that amount. The Company and LSU are currently in arbitration.

         In February 2000, the Company announced that a preliminary ruling has been made, which relates to a payment received in March 1998 from Johnson & Johnson for $10 million of the Company's common stock. The Company took the position that this $10 million is not subject to a royalty to LSU under the LSU Agreement. LSU had argued to the arbitrator that the Company owes a royalty on this stock purchase. In the preliminary ruling, the arbitrator has ruled, contrary to the Company's position, that a royalty is due to LSU on the $10 million received from Johnson & Johnson for the purchase of common stock. The exact amount of the royalty due to LSU on this $10 million will be dependent on several factual issues which are in dispute and will be settled by the arbitrator at a later date.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has determined that the adoption of SFAS 133, which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, will have no impact on its consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We will adopt SAB 101 effective in the first quarter of 2000, and management does not believe the effect will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is not subject to market risk associated with risk sensitive institutions as the Company does not invest in institutions that are not United States institutions and does not enter into hedging transactions.






ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                 PAGE NO.

Report of Independent Accountants................................................................................25

Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................................26

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.......................27

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.......................28

Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..............29




Notes to Consolidated Financial Statements.......................................................................30


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ergo Science Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                        /s/  PricewaterhouseCoopers LLP


Boston, Massachusetts
March 13, 2000

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                                   December 31,
                                                                                            1999                1998
                                                                                            ----                ----
                                      ASSETS

     Current assets:
              Cash and cash equivalents.....................................           $  4,292,631       $  15,715,708
              Short-term investments........................................             17,722,798          17,997,599
              Prepaid and other current assets..............................                 27,069             593,125
                                                                                       ------------       -------------
                   Total current assets.....................................             22,042,498          34,306,432
     Long-term investments..................................................              8,324,326                  --
     Equipment and leasehold improvements, net..............................                 39,759             367,123
     Other assets...........................................................                  3,318              51,313
                                                                                       ------------       -------------

                   Total assets.............................................           $ 30,409,901       $  34,724,868
                                                                                       ============       =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
              Accounts payable and accrued expenses.........................           $  4,623,668       $   4,477,254
              Current portion of capital lease obligations..................                     --             266,136
                                                                                       ------------       -------------
                   Total current liabilities................................              4,623,668           4,743,390

     Long-term portion of capital lease obligations.........................                     --             155,596

     Commitments and contingencies (Note 11)................................                     --                  --

     Stockholders' equity:
              Preferred stock, $.01 par value, 10,000,000 shares authorized;
                   6,903 shares of Series D exchangeable preferred stock
                   issued and outstanding at December 31, 1999 and 1998
                   (liquidation preference of $9,096,920 at December 31,
                   1999)....................................................              6,222,250           5,700,048
              Common stock, $.01 par value, authorized 50,000,000 at
                   December 31, 1999 and 1998; issued and outstanding
                   14,269,467 and 14,254,467 shares at December 31, 1999
                   and 1998, respectively...................................                142,695             142,545
              Additional paid-in capital....................................            111,785,322         111,977,063
              Cumulative dividends on preferred stock.......................             (4,212,683)         (3,690,481)
              Deferred compensation.........................................                     --            (390,568)
              Accumulated deficit...........................................            (88,151,351)        (83,912,725)
                                                                                       ------------       -------------
                   Total stockholders' equity...............................             25,786,233          29,825,882
                                                                                       ------------       -------------
                           Total liabilities and stockholders' equity.......           $ 30,409,901       $  34,724,868
                                                                                       ============       =============


               The accompanying notes are an integral part of the
                        consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended December 31,
                                                                ------------------------
                                                        1999             1998            1997
                                                        ----             ----            ----
     Revenues:
              Product revenue .................    $         --     $  2,488,520     $         --
              Licensing and supplier fees .....              --       16,436,032               --
                                                   ------------     ------------     ------------
                                                             --       18,924,552               --

     Operating expenses:
              Research and development ........       2,269,450       14,549,810       13,258,016
              Cost of product revenue .........              --        2,488,520               --
              Write-off related to renegotiated
                 supply agreement .............              --        2,499,000               --
              General and administrative ......       3,597,382        7,558,572        6,973,776
                                                   ------------     ------------     ------------
                                                      5,866,832       27,095,902       20,231,792
                                                   ------------     ------------     ------------
     Other income
                      Interest and other income       1,628,206        1,862,453        1,689,252
                                                   ------------     ------------     ------------
                       Net loss ...............      (4,238,626)      (6,308,897)     (18,542,540)
     Accretion of dividends on preferred stock         (522,202)        (492,228)        (463,968)
                                                   ------------     ------------     ------------
     Net loss to common stockholders ..........    $ (4,760,828)    $ (6,801,125)    $(19,006,508)
                                                   ============     ============     ============

     Net loss per common share
        (basic and diluted) ...................    $      (0.33)    $      (0.48)    $      (1.44)
                                                   ============     ============     ============

     Weighted average common shares outstanding
         (basic and diluted) ..................      14,255,823       14,087,917       13,212,042
                                                   ============     ============     ============


               The accompanying notes are an integral part of the
                        consolidated financial statement

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                 1999               1998            1997
                                                                                 -----              ----            ----
     Cash flows from operating activities:
         Net loss ........................................................    $ (4,238,626)    $ (6,308,897)    $(18,542,540)
           Adjustments to reconcile net loss to cash provided by (used in)
           operating activities:
           Depreciation and amortization .................................          27,936        1,940,278        1,446,944
           Loss on disposal of equipment .................................         157,332
           Noncash compensation ..........................................         186,977          427,944        1,201,495
           Noncash charge related to write-off of
           renegotiated ..................................................              --         2,499,00               --
                supplier agreement
           Changes in operating assets and liabilities:
             Inventory ...................................................              --          424,320         (424,320)
             Prepaid and other current assets ............................         566,056         (332,517)         (26,049)
             Other assets ................................................          47,995           (1,013)          (9,314)
             Accounts payable and accrued expenses .......................         146,414        1,555,716        1,173,576
                                                                              ------------     ------------     ------------
     Net cash provided by (used in) operating
     activities ..........................................................      (3,105,916)         204,831      (15,180,208)
                                                                              ------------     ------------     ------------

     Cash flows from investing activities:
         Purchase of short-term investments ..............................     (56,178,270)     (65,248,505)     (41,330,582)
         Purchase of long term investments ...............................      (8,324,326)              --               --
         Proceeds from maturity of short-term ............................      56,453,071       56,787,901       52,344,568
         investments
         Purchase of equipment and leasehold
              improvements ...............................................        (136,949)        (165,376)        (659,202)
         Net proceeds received on sale of equipment ......................         279,045               --            6,000
                                                                              ------------     ------------     ------------
     Net cash provided by (used in) investing
     activities ..........................................................      (7,907,429)      (8,625,980)      10,360,784
                                                                              ------------     ------------     ------------

     Cash flows from financing activities:
         Principal payments under capital lease
           obligations ...................................................        (421,732)        (357,712)        (236,552)
         Proceeds from issuance of common stock ..........................              --       10,000,000            1,500
         Proceeds from stock option exercise .............................          12,000          571,454          910,707
                                                                              ------------     ------------     ------------
     Net cash provided by (used in) financing
     activities ..........................................................        (409,732)      10,213,742          675,655
                                                                              ------------     ------------     ------------
     Net increase (decrease) in cash and cash
            equivalents ..................................................     (11,423,077)       1,792,593       (4,143,769)
     Cash and cash equivalents at beginning of
     period ..............................................................      15,715,708       13,923,115       18,066,884
                                                                              ------------     ------------     ------------
     Cash and cash equivalents at end of period ..........................    $  4,292,631     $ 15,715,708     $ 13,923,115
                                                                              ============     ============     ============

     Supplemental non-cash investing and financing activities - See Note 12.


               The accompanying notes are an integral part of the
                       consolidated financial statements

                            ERGO SCIENCE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                Preferred Stock           Common Stock          Additional
                                                ---------------           ------------            Paid-In
                                              Shares      Amount        Shares    Amount           Capital
                                              ------      ------        ------    ------           -------
Balance at December 31, 1996 ............     6,903  $  4,743,852   13,048,036  $ 130,480     $ 97,158,840
Accretion of dividends on preferred
     stock ..............................                 463,968
Exercise of stock options ...............                              295,226      2,953          907,754

Cancellation of compensatory stock option
     grants..............................                                                         (211,181)
Issuance of compensatory stock option
     grants .............................                                                        1,114,769
Common stock issuance related to
     renegotiated supply agreement ......                              150,000      1,500        2,499,000

Amortization of deferred
     compensation .......................
Net loss for period .....................
                                              --------------------------------------------------------------
Balance at December 31, 1997 ............     6,903     5,207,820   13,493,262    134,933      101,469,182
Accretion of dividends on preferred
     stock...............................                 492,228
Exercise of stock options ...............                              159,050      1,590          569,864
Cancellation of compensatory stock option
     grants .............................                                                          (55,961)
Issuance of compensatory stock option
     grants..............................
Common stock issuance related to joint
     collaboration agreement.............                              602,155      6,022        9,993,978

Amortization of deferred
     compensation .......................
Net loss for period .....................
                                              --------------------------------------------------------------
Balance at December 31, 1998 ............     6,903     5,700,048   14,254,467    142,545      111,977,063
Accretion of dividends on preferred
     stock ..............................                 522,202
Exercise of stock options ...............                               15,000        150           11,850
Cancellation of compensatory of
     stock option grants ................                                                         (203,591)
Amortization of deferred compensation ...
Net loss for period .....................
                                              --------------------------------------------------------------
Balance at December 31, 1999 ............     6,903  $  6,222,250   14,269,467  $ 142,695     $111,785,332
                                              =====  ============   ==========  =========     ============


                                               Cumulative                                     Total
                                               Dividends on     Deferred     Accumulated   Stockholders'
                                              Preferred Stock Compensation     Deficit        Equity
                                              --------------- ------------     -------        ------
Balance at December 31, 1996 ............     $ (2,734,285)  $ (1,172,374)  $(59,061,288)  $ 39,065,225
Accretion of dividends on preferred
     stock ..............................         (463,968)
Exercise of stock options ...............                                                       910,707

Cancellation of compensatory stock option
     grants..............................                         211,181
Issuance of compensatory stock option
     grants .............................                        (664,768)                      450,001
Common stock issuance related to
     renegotiated supply agreement ......                                                     2,500,500

Amortization of deferred
     compensation .......................                          751,488                      751,488
Net loss for period .....................                                    (18,542,540)   (18,542,540)
                                              -----------------------------------------------------------
Balance at December 31, 1997 ............       (3,198,253)      (874,473)   (77,603,828)    25,135,381
Accretion of dividends on preferred
     stock...............................         (492,228)
Exercise of stock options ...............                                                       571,454
Cancellation of compensatory stock option
     grants .............................                          55,961
Issuance of compensatory stock option
     grants..............................
Common stock issuance related to joint
     collaboration agreement.............                                                    10,000,000

Amortization of deferred
     compensation .......................                         427,944                       427,944
Net loss for period .....................                                     (6,308,897)    (6,308,897)
                                              -----------------------------------------------------------
Balance at December 31, 1998 ............       (3,690,481)      (390,568)   (83,912,725)    29,825,882
Accretion of dividends on preferred
     stock ..............................         (522,202)
Exercise of stock options ...............                                                        12,000
Cancellation of compensatory of
     stock option grants ................                         203,591
Amortization of deferred compensation ...                         186,977                       186,977
Net loss for period .....................                                     (4,238,626)    (4,238,626)
                                              -----------------------------------------------------------
Balance at December 31, 1999 ............     $ (4,212,683)  $         --   $(88,151,351   $ 25,786,233
                                              ============   ============   ============   ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements

                            ERGO SCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         RECENT EVENTS

         On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-R- tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET-R- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide Joint Collaboration & License Agreement (the "Joint Collaboration Agreement"), which had been signed on February 23, 1998. (See Also Note 9). As a result of these events, the Company further reduced its work force by approximately 50% and discontinued funding of all its pre-clinical development programs. Based on a vote of its Board of Directors, the Company appealed the FDA's not-approvable letter for ERGOSET-R- tablets and provided additional safety data. The Company is also considering other strategic alternatives.

         In the fourth quarter of 1999, the Company announced that it received a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA, stating that its NDA for ERGOSET-R- tablets to treat Type 2 diabetes is approvable. However, before ERGOSET-R- tablets can be approved by FDA for marketing, it will be necessary for Ergo Science to address FDA concerns relating to the clinical safety of ERGOSET-R- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-R- tablets are effective in the treatment of Type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET-R- tablets in type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET-R- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

         After the Company finalizes with FDA the requirements for the safety study, the Company will determine how to proceed with its ERGOSET-R- program. Some of the options at FDA include, without limitation, appealing the FDA letter with respect to the request for an additional safety trial, requesting a rehearing before an advisory panel on this issue of whether the additional safety trial is needed, or considering moving ahead with the requested safety trial.

         The Company has also been considering its strategic options for its ERGOSET-R- program. Some of the possible options include, without limitation: selling the Company's rights to EROGSET-R- tablets, licensing the rights to ERGOSET-R- tablets to another pharmaceutical or biotechnology company, continuing ERGOSET-R- development on its own, or halting development of EROGSET-R- tablets.

         In addition to ERGOSET-R- tablets, the Company is analyzing its other strategic alternatives. The Company is reviewing various alternatives to determine the best uses of its assets including its cash, its status as a public company, its financial attributes (including tax attributes), and its intellectual property assets other than ERGOSET-R- tablets. No decisions have been made with respect to any of the possible alternatives.

         ORGANIZATION

         Ergo Science Development Corporation ("ESDC") was incorporated on January 23, 1990. ESDC operated as an S Corporation from inception to September 10, 1992, when it converted to a C Corporation. In April 1995, ESDC went through a recapitalization whereby all the stock of ESDC was exchanged on a one-for-one basis for an equal amount of stock in Ergo Science Holdings, Incorporated, previously a wholly owned subsidiary of ESDC. Subsequent to the recapitalization, Ergo Science Holdings, Incorporated changed its name to Ergo Science Corporation ("Ergo" or the "Company"). The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated upon consolidation.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

         CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid investments with maturity of 90 days or less at the date of purchase to be cash equivalents.

         All debt securities are classified as held-to-maturity as the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

         At December 31, 1999 and 1998 cash equivalents were composed primarily of investments in money market funds, United States government obligations and commercial paper that mature within 90 days of purchase.

         CONCENTRATION OF CREDIT RISK

         The Company has not realized any losses on its investments. The Company has invested the net proceeds of its public offerings and payments received under the Joint Collaboration Agreement in short-term, interest-bearing, investment-grade securities, including U.S. Treasury and agency securities and high-grade commercial paper.

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

         UNCERTAINTIES

         The Company is subject to risks common to companies in the pharmaceutical and biotechnology industries including, but not limited to, the need for regulatory approvals, development by the Company's competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA governmental regulations.

         NET LOSS PER COMMON SHARE

         The Company follows Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. At December 31, 1999, 1998 and 1997, the Company had 880,225, 1,676,627 and 1,828,894 options outstanding, respectively.

         In the computation of net loss per common share, accretion of preferred stock to the redemption amount is included as an increase to net loss available to common stockholders.

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are stated at cost. Depreciation is calculated using straight-line basis over a 2 to 7 year estimated useful life. Leasehold improvements are amortized over the shorter of the life of the leases or the estimated useful life of the related assets. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. The Company sold in auction substantially all of its lab and office equipment in the second quarter of 1999. The Company recorded an asset write-down of equipment to net realizable value in the fourth quarter of 1998. (See Note 4).

         CAPITAL LEASES

         Assets and liabilities relating to capital leases are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Capital lease amortization is included with depreciation and amortization expense. All capital lease liabilities were paid in full in 1999.

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

         COMPREHENSIVE INCOME

         For the years ended December 31, 1999, 1998 and 1997, comprehensive income was the same as net income.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has determined that the adoption of SFAS 133, which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, will have no impact on its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. Ergo will adopt SAB 101 in the first quarter of 2000, and management does not believe the effect will be material.

2.       SHORT-TERM INVESTMENTS

         The following is a summary of held-to-maturity securities not classified as cash and cash equivalents as of December 31:


                                                                                         1999            1998
                                                                                         ----            ----
        Commercial paper........................................                       $12,330,312    $ 4,371,496
        Federal agency notes....................................                         5,392,486     13,626,103
                                                                                       -----------    -----------
        Total short-term investments............................                       $17,722,798    $17,997,599
                                                                                       ===========    ===========


Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on fair value of these securities. These securities are carried at amortized cost, which approximates fair value. All short-term investments mature within 89 days of December 31, 1999.

3.       LONG-TERM INVESTMENTS

      Long-term investments with maturity of more than twelve months when purchased, consist of high-grade commercial paper ($6,577,492) and federal agency notes ($1,746,834) at December 31, 1999. There were no long-term investments at December 31, 1998. Long-term investments are stated at amortized cost plus accrued interest, which approximates market value.

4.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following at December 31:


                                                                              1999          1998
                                                                              ----          ----
   Furniture and equipment..........................                        $  67,696   $ 1,554,053
   Lab equipment....................................                               --     2,667,132



   Leasehold improvements...........................                               --     2,045,093
                                                                            ---------   -----------
                                                                               67,696     6,266,278
   Accumulated depreciation and amortization........                          (27,937)   (5,899,155)
                                                                            ---------   -----------
   Equipment and leasehold improvements, net........                        $  39,759   $   367,123
                                                                            =========   ===========


         Depreciation expense for the years ended December 31, 1999, 1998 and 1999 was $27,937, $1,940,278, and $1,446,944, respectively. The Company sold in auction substantially all of its lab and office equipment in the second quarter of 1999. As a result of this auction the Company recorded a loss in the amount of $157,000, which is a component of general and administrative expense on the statement of operations. Included in the 1998 depreciation expense, which is a component of general & administrative expense on the statement of operations, is a $1,042,290 asset write-down of equipment and leasehold improvements. The Company recorded this charge in order to properly reflect the equipment and leasehold improvements at net realizable value as of December 31, 1998, given the Company's decision to discontinue funding of its preclinical development program.

         Assets under capital leases, net of accumulated amortization at December 31, 1999 and 1998 were $0 and $133,751, respectively. See Note 12.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at December 31,


                                                                                           1999           1998
                                                                                           -----          ----
Accounts payable....................................................                    $    52,169   $     4,727
Accrued legal costs.................................................                        223,409       106,489
Accrued payroll, bonuses and vacation...............................                         58,652       382,133
Accrued clinical development costs..................................                             --       164,162
Accrued manufacturing and related items.............................                      3,730,000     3,230,000
Accrued other expenses..............................................                        559,438       589,743
                                                                                        -----------   -----------

     Total accounts payable and accrued expenses....................                    $ 4,623,668   $ 4,477,254
                                                                                        ===========   ===========

6.       LEASES

         The Company leases office space under a lease arrangement which expires in May 2001. The lease for the Company's office space includes payment terms that are subject to increases due to taxes and other operating costs of the lessor. The Company previously leased approximately 30,000 square feet in two buildings in the Charlestown Navy Yard, Charlestown, Massachusetts. The lease for approximately 10,000 square feet of space formerly used for research and development functions expired in June 1999. The Company did not re-lease this space. The lease for approximately 20,000 square feet, which was used for administrative functions, was also terminated in June 1999. In addition, the Company leased certain equipment under lease arrangements which have been accounted for as capital leases. All of these leases were paid in full by the Company prior to the auction of the equipment in May 1999 (See Note 4.)


         Future minimum commitments, by year and in the aggregate, under the long-term noncancelable operating lease consist of the following at December 31, 1999:


                                      1999..........      $48,808
                                      2000..........       17,204
                                                          -------
                                                          $66,012
                                                          =======


         Rent expense for the years December 31, 1999, 1998 and 1997 amounted to $309,601, $591,249, and $668,594, respectively.

         Cash paid for interest on capital leases was $44,685, $96,202, and $144,264 in 1999, 1998 and 1997, respectively.

7.       INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                                                   1999                   1998
                                                                                   ----                   ----
Deferred tax assets:
     Equipment and leasehold improvements..........................               $         --        $   1,045,000
     Research and development credits..............................                  3,358,000            2,807,000
     Deferred compensation.........................................                     75,000              156,000
     Intangible amortization.......................................                    229,000              251,000
     Net operating loss............................................                 31,801,000           29,151,000
                                                                                  ------------        -------------
Total deferred tax assets..........................................                 35,463,000           33,410,000
Valuation allowance for deferred tax assets........................                (35,463,000)         (33,410,000)
                                                                                  ------------        -------------
Net deferred tax assets............................................                         --                   --
                                                                                  ============        =============


         The change in the total valuation allowance for the years ended December 31, 1999 and 1998 were increases of $2,053,000 and $5,127,000, respectively.

         As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $79 million which expire through 2019. The Company's ability to use the carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Sections 382 and 383. The current year net operating loss includes amounts related to stock option exercises, the benefits of which will be allocated to additional paid-in-capital when realized.

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

         See Note 9 for a description of Series D Preferred Stock and its liquidation preference, which amounts to $9,096,920 as of December 31, 1999.

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

         The holders of Series D Preferred Stock are entitled to receive quarterly dividends at a rate of 6% per annum compounded semiannually on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall be payable to holders of record, when and as declared, by the Board of Directors. The Company will have the option to convert the Series D Preferred Stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the Series D Preferred Stock into common stock within the 90 days, the Series D Preferred Stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The Series D Preferred Stock is carried at face value plus accrued unpaid dividends. The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock then outstanding will be entitled to receive an amount of cash equal to the Stated Value of Series D Preferred Stock after any distribution is made on any senior securities and before any distribution is made on any junior securities, including Common Stock. The liquidation preference amount for the Series D Preferred Stock as of December 31, 1999 was $9,096,920.

         In October 1997, the Company amended and restated an agreement with its drug supplier. Under the amended and restated agreement, the Company agreed to purchase its worldwide supply of ERGOSET-R- tablets from the supplier on a "cost-plus" basis. This cost arrangement was expected to result in a lower unit cost for the product over the term of the contract. The Company also shortened the term of the agreement, agreed to make additional payments to the supplier upon the occurrence of certain regulatory events and for performance of the agreement for a specified period and issued to the supplier shares of the Company's common stock, with a fair value of $2,499,000. This deferred charge was capitalized and was to be amortized on a straight line basis over a period of 42 months commencing on the first day after Ergo received written communication from the FDA approving the NDA of ERGOSET-R- tablets for the treatment of type 2 diabetes. As a result of the unfavorable recommendation given by the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA on May 14, 1998 and the not approvable letter received in November 1998, the Company determined that the value of this asset had been materially impaired due to the uncertainty that the improved supply terms would be resolved. As a result, the Company wrote-off the balance of this asset in 1998.

         On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET-R- tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. Under the Joint Collaboration Agreement with Johnson & Johnson, the Company was responsible for paying half of the development, marketing, and commercialization costs, including launch costs, for ERGOSET-R- tablets as well as any other collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. In January 1999, Johnson & Johnson terminated the Joint Collaboration Agreement following the Company's receipt of a letter from the FDA stating that its NDA for ERGOSET-R-tablets was not approvable.

10.      STOCK OPTIONS AND INCENTIVE PLAN

         The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and generally have a maximum term of ten years.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:


                                   1999                           1998                            1997
                      -------------------------------------------------------------------------------------------
                        Net Loss to                     Net Loss to                    Net Loss to
                           Common         Loss Per        Common         Loss Per        Common         Loss Per
                        Stockholders       Share       Stockholders       Share       Stockholders        Share
                        ------------       -----       ------------       -----       ------------        -----
As Reported                 $4,760,828     $0.33          $ 6,801,125     $0.48          $19,006,508      $1.44
Pro Forma.........          $6,171,980     $0.43          $10,236,854     $0.73          $20,277,206      $1.53


         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                      1998             1997
                                                      ----             ----
          Expected Life....................           5 years          5 years

          Expected Volatility..............          95%              50%

          Dividend Yield...................           0%               0%

          Weighted Average Risk-free               5.02%            5.44%
          Interest Rate....................


The weighted average fair value of the options granted during 1998 and 1997 was $3.42, and $6.72 per share, respectively. No stock options were granted in 1999.

         In October 1995, the Company granted to various employees options to purchase 621,625 shares of common stock at $6.71 per share. Deferred compensation related to those option grants was amortized to operations over the four-year vesting period of the options, ending in 1999.

         In December 1995, the Company issued to its financial advisor, at the closing of the IPO, an option exercisable for three years to acquire 20,000 shares of common stock with an exercise price per share equal to the IPO price per share. These options expired in December 1998. Also in December 1995, the Company granted one of its medical advisors an option to purchase 10,000 shares of common stock at an exercise price equal to the IPO price per share. One quarter of these shares vested on the grant date and the remaining balance vested over three years.

         During 1996, the Company granted to various employees and directors options to purchase 771,395 shares of common stock at exercise prices ranging from $6.71 to $23.50 per share. Of the total number of options issued in 1996, 493,550 were issued at prices equal to the market prices on the grant dates. The remaining 277,845 options were granted at prices below market. Of those options granted at prices below market, 220,000 were issued in conjunction with the resignation of a Company senior executive. In connection with the issuance of these options, the Company recorded deferred compensation of $1,030,981.

         During 1997, the Company granted to various employees options to purchase 555,100 shares of common stock at exercise prices ranging from $7.00 to $17.00 per share. Of the total number of options issued in 1997, 355,100 were issued at prices equal to the market prices on the grant dates. The remaining 200,000 options were granted at prices below market: 100,000 options were issued in conjunction with the resignation of a Company senior executive and 100,000 options were issued to the newly appointed CEO. In connection with the issuance of these options, the Company recorded compensation expense of $491,930 in 1997 and recorded an additional $245,570 over the next 27 months until that CEO resigned in March 1999. In addition, the vesting period of 21,250 shares of stock were accelerated in conjunction with the resignation of a second Company senior executive, which resulted in a compensation charge of $197,413 in 1997.

         In 1997, the Company also granted to each of its six medical advisors an option to purchase 5,000 shares of common stock at an exercise price of $12.63 per share. These options were granted in connection with the medical advisors' renegotiated consulting agreements. The option shares were issued at the market price on the date of grant and vest over a four-year period. The fair value of these options total $175,388 and was amortized on a straight line basis over 22 months, the life of the consulting agreements. The Company recognized $55,800, $95,671 and $23,917 in deferred compensation expense related to these options in 1999, 1998 and 1997, respectively.

         During 1998, the Company granted to various employees and Directors options to purchase 241,000 shares of common stock at exercise prices ranging from $3.25 to $17.00 per share. All options issued in 1998 were issued at prices equal to the market price on the grant dates.

         During 1999, the Company did not grant any stock options.

         Information related to stock option activity for the period from December 31, 1996 through December 31, 1999 is as follows:


                                                                                               Weighted
                                                                                               Average
                                                                                 Shares      Option Price
                                                                                 ------      ------------
                  Outstanding at December 31, 1996..........................    1,724,200         $ 6.70
                       Granted..............................................      586,600          11.41
                       Exercised............................................     (295,226)          3.08
                       Canceled.............................................     (186,680)         10.49
                                                                                ---------
                  Outstanding at December 31, 1997..........................    1,828,894           8.41
                       Granted..............................................      241,000           6.90
                       Exercised............................................     (159,050)          3.59
                       Canceled.............................................     (234,217)         11.86
                                                                                ---------
                  Outstanding at December 31, 1998..........................    1,676,627           8.41
                       Granted..............................................           --
                       Exercised............................................      (15,000)          0.80
                       Cancelled............................................     (781,402)          9.57
                                                                                ---------        --------
                  Outstanding at December 31, 1999..........................      880,225         $ 7.51
                                                                                ---------        --------

The following table summarizes information about stock options outstanding at December 31, 1999:


                                        Options Outstanding                              Options Exercisable
                                        -------------------                              -------------------
                                       Weighted-Average
     Range of            Number            Remaining          Weighted-Average       Number        Weighted-Average
  Exercise Prices     Outstanding      Contractual Life        Exercise Price      Exercisable      Exercise Price
  ---------------     -----------      ----------------        --------------      -----------      --------------
$  0.00 to 2.35           195,250        3.9 years               $  .80               195,250         $   .80

$  2.36 to 4.70            47,500        8.7 years               $ 3.24                18,000         $  3.24

$  4.71 to 7.05           310,475        5.8 years               $ 6.71               310,475         $  6.71

$  7.06 to 9.40            10,000        6.0 years               $ 9.00                10,000         $  9.00

$ 9.41 to 11.75           160,000        7.0 years               $10.30               126,250         $ 10.41



$11.76 to 14.10            70,000        7.6 years               $13.22                40,000         $ 13.21

$14.11 to 16.45                          7.8 years               $16.00                 5,000         $ 16.00
                           5,000

$16.45 to 18.80                          8.0 years               $17.00                24,500         $ 17.00
                          62,000

$18.81 to 23.50           20,000         6.4 years               $21.13                20,000         $ 21.13
                         -------                                                      -------

$ 0.80 to 23.50          880,225                                                      749,475
                         =======                                                      =======



         At December 31, 1999 there were 880,225 options outstanding at a weighted average price of $7.51 of which 749,475 options were exercisable. In connection with the issuance of stock options at exercise prices below fair market value, as determined by the Company's Board of Directors, the Company recorded compensation expense of $186,977, $427,944, and $1,201,495 in 1999, 1998 and 1997, respectively.

         Effective as of November 1, 1994, the Board of Directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the "Incentive Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards that may be granted under the Incentive Plan include incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. At December 31, 1999, 1998 and 1997, the aggregate number of shares of the Company's common stock which may be issued pursuant to incentive awards under the Incentive Plan were 2,116,750, 2,116,750, and 1,866,750 shares, respectively (for which common shares have been reserved). Awards of options to provide 201,000 and 586,600 shares at exercise prices of $3.25 - $17.00 and $7.00 - $17.00 per share, respectively, were granted under the Incentive Plan in 1998 and 1997, respectively. No awards were made in 1999. These amounts are included in the tables above.

         On May 15, 1996, the Board of Directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the "Director Stock Plan"). The Director Stock Plan provides for an initial grant of an option to purchase 10,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the Board of Directors. Those eligible directors already serving at the time the Director Stock Plan was approved by the stockholders of the Company were each granted a stock option to purchase 10,000 shares of common stock with a deemed date of grant of May 15, 1996. If a director remains eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that a director is first granted a stock option under the Director Stock Plan, that director will be granted a second stock option to purchase 10,000 shares of common stock. Stock options granted under the Director Stock Plan will vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock options may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company's 1996 Annual Meeting which took place on June 25, 1996. Awards of options to provide 40,000 shares at exercise prices of $3.18 - $13.81 per share were granted under the Incentive Plan in 1998. There were no shares granted in 1999 or 1997. These amounts are included in the tables above.

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

          On May 1, 1995, Ergo Research Corporation, a wholly owned subsidiary of the Company, entered into a Novated License and Royalty Agreement with LSU that replaces the Royalty Agreement with LSU described in the prior paragraph. In conjunction with the new agreement an initial fee of $200,000 was paid to LSU upon execution, $500,000 was paid upon the initial public offering of the common stock of the Company in December 1995 and 18,750 common shares with a fair value of $168,750 were issued one year after that offering in December 1996. These costs were charged to operations in the periods indicated as the purchase of in-process research and development. The agreement also requires additional fees of $350,000 for the first and $500,000 for all subsequent administrative approvals of licensed pharmaceutical products. The Company must pay LSU a royalty based upon gross sales in the United States with minimum royalties due.

         In 1998, the Company and LSU entered into dispute resolution under the provisions of the LSU Agreement. The dispute related to the amount of payment owed to LSU from various payments that the Company received from Johnson & Johnson. LSU is seeking payment of $4,138,000. The Company believes that the payment owed is significantly less than that amount. The Company and LSU are currently in arbitration.

         In February 2000, the Company announced that a preliminary ruling had been made, which relates to a payment received in March 1998 from Johnson & Johnson for $10 million of the Company's common stock. The Company took the position that this $10 million is not subject to a royalty to LSU under the LSU Agreement. LSU had argued to the arbitrator that the Company owes a royalty on this stock purchase. In the preliminary ruling, the arbitrator has ruled, contrary to the Company's position, that a royalty is due to LSU on the $10 million received from Johnson & Johnson for the purchase of common stock. The exact amount of the royalty due to LSU on this $10 million will be dependent on several factual issues which are in dispute and will be settled by the arbitrator at a later date.

12.      NONCASH INVESTING AND FINANCING ACTIVITIES

         Certain capital lease obligations are considered noncash items and, accordingly, are not reflected in the consolidated statements of cash flows. Noncash capital lease obligations of $171,697 were incurred in 1998 when the Company entered into leases for lab and office equipment. No noncash lease obligations were incurred in 1999.

13.      EMPLOYEE BENEFIT PLANS

         Effective February 1, 1997, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401k Plan"). Under the 401k Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 20% of their gross salary. The Company makes a matching contribution which currently totals 50% of the employee's contribution, up to a maximum amount equal to the lesser of $2,500 or 6% of the employee's gross salary. The employer matching contribution vests over a four year period, 25% for each year of service. Years of service prior to the implementation of the 401k Plan are excluded from the vesting period. In 1999, 1998 and 1997, the Company's contributions to the 401k Plan amounted to $25,275, $91,333 and $74,014, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES.

         None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the heading "Directors and Executive Officers" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

         The information set forth under the heading "Compensation of Directors and Executive Officers" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the heading "Certain Transactions" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

              4   --    Form of Stock Certificates of Common Stock, par value
                        $.01 per share of the Company (Incorporated by reference to exhibit 4 to the Company's registration statement on Form S-1, file number 33-98162).

           10.1   --    Novated License and Royalty Agreement dated May 1, 1995,
                        between the Board of Supervisors of Louisiana State
                        University and Agricultural and Mechanical College, the
                        Company, E. Science Incorporated, a Delaware corporation formerly known as Ergo Science Incorporated that is a subsidiary of the Company ("Ergo Science Incorporated"), and Ergo Research Corporation, a Delaware corporation that is a subsidiary of the Company. Filed as exhibit
                        10.2 to the Company's registration statement on Form S-1
                        (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.2   --    Supply Agreement dated January 1, 1995, between Ergo
                        Science Incorporated and Geneva Pharmaceuticals, Inc.
                        [Portions of this exhibit have been omitted and filed separately with the SEC in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.] Filed as exhibit 10.3 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.3   --    Registration Rights Agreement dated January 1, 1995,
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

           10.4   --    Stockholder Rights Agreement dated August 5, 1992, among
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

           10.5   --    Third Amended and Restated Registration Rights Agreement
                        dated April 27, 1995, among the Company, Ergo Science
                        Incorporated, Citicorp Venture Capital Ltd. and Hunt
                        Financial Corporation. Filed as exhibit 10.6 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.6   --    Registration Rights Agreement dated April 27, 1995,
                        among the Company and the stockholders of the Company that are signatories thereto; and First Amendment to Registration Rights Agreement dated September 1, 1995, among the Company and the stockholders listed as signatories thereto. Filed as exhibit 10.7 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.7   --    Stockholders Agreement dated April 27, 1995, among
                        the Company and the stockholders of the Company that are signatories thereto. Filed as exhibit 10.8 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.8   --    Indemnification Agreement dated October 6, 1995, between
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

           10.9   --    Amended and Restated Option Agreement dated October 12,
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

          10.10   --    Nonstatutory Stock Option Agreement dated November 15,
                        1994, between Ergo Science Incorporated and Stephen A.
                        Duzan; and First Amendment to Option Agreement dated
                        April 27, 1995, among the Company, Ergo Science
                        Incorporated and Stephen Duzan. Filed as exhibit 10.24
                        to the Company's registration statement on Form S-1
                        (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

          10.11   --    Option Agreement dated as of March 31, 1994, between the
                        Company and Ronald H. Abrahams, Ph.D.; and First
                        Amendment to Option Agreement dated November 6, 1995, between the Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.25 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                        Commission on November 27, 1995, and incorporated by reference herein.

          10.12   --    Ergo Science Corporation Stock Option Plan for
                        Non-Employee Directors (Incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-8, file number 333-07159).

          10.13   --    First Amendment to Ergo Science Corporation Amended and
                        Restated 1995 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company's Registration
                        Statement on Form S-8, file number 333-07013).

          10.14   --    License Agreement effective as of February 1, 1997,
                        between The General Hospital Corporation and Ergo
                        Science Corporation and Ergo Research Corporation. Filed as Exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on May 15, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities
                        Act and the Company's request for confidential treatment.]

          10.15   --    Amended and Restated Supply Agreement dated October 31,
                        1997, by and among Ergo Science Corporation, Ergo
                        Research Corporation and Geneva Pharmaceuticals, Inc.
                        Filed as exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on November 14, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

          10.16   --    Second Amendment to Ergo Science Corporation Amended
                        and Restated 1995 Long-Term Incentive Plan. Filed with the Commission on December 9, 1997 (Incorporated by reference to exhibit 10.3 to the Company's Registration
                        Statement on Form S-8, file number 333-41791).

             21   --    Subsidiaries of registrant. Filed as exhibit 21 to the
                        Company's annual filing on Form 10-K filed with the Commission on March 30, 1998.

           23.1   --    Consent of PricewaterhouseCoopers LLP

             27   --    Financial data schedule

(b)               --    Reports filed on Form 8-K.

                        -        None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and State of Massachusetts on March 30, 2000.

                                       ERGO SCIENCE CORPORATION

                                       By:   /s/ J. RICHARD CROWLEY
                                          -----------------------------
                                              J. Richard Crowley

                                       Controller (principal accounting officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



     /s/ DAVID R. BURT                  President, Chief Executive Officer and Director
-----------------------------------
         (David R. Burt)                (Principal Executive and Financial Officer)


     /s/ DAVID L. CASTALDI              Director
-----------------------------------
        (David L. Castaldi)


     /s/ ANTHONY H. CINCOTTA            Director
-----------------------------------
       (Anthony H. Cincotta, Ph.D.)


     /s/ J. RICHARD CROWLEY             Controller (principal accounting officer)
-----------------------------------
       (J. Richard Crowley)


     /s/ THOMAS F. MCWILLIAMS           Director
-----------------------------------
        (Thomas F. McWilliams)


     /s/ STEPHEN P. SMILEY              Director
-----------------------------------
        (Stephen P. Smiley)


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

              4   --    Form of Stock Certificates of Common Stock, par value
                        $.01 per share of the Company (Incorporated by reference to exhibit 4 to the Company's registration statement on Form S-1, file number 33-98162).

           10.1   --    Novated License and Royalty Agreement dated May 1, 1995,
                        between the Board of Supervisors of Louisiana State
                        University and Agricultural and Mechanical College, the
                        Company, E. Science Incorporated, a Delaware corporation formerly known as Ergo Science Incorporated that is a subsidiary of the Company ("Ergo Science Incorporated"), and Ergo Research Corporation, a Delaware corporation that is a subsidiary of the Company. Filed as exhibit
                        10.2 to the Company's registration statement on Form S-1
                        (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.2   --    Supply Agreement dated January 1, 1995, between Ergo
                        Science Incorporated and Geneva Pharmaceuticals, Inc.
                        [Portions of this exhibit have been omitted and filed separately with the SEC in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.] Filed as exhibit 10.3 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.3   --    Registration Rights Agreement dated January 1, 1995,
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

           10.4   --    Stockholder Rights Agreement dated August 5, 1992, among
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

           10.5   --    Third Amended and Restated Registration Rights Agreement
                        dated April 27, 1995, among the Company, Ergo Science
                        Incorporated, Citicorp Venture Capital Ltd. and Hunt
                        Financial Corporation. Filed as exhibit 10.6 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.6   --    Registration Rights Agreement dated April 27, 1995,
                        among the Company and the stockholders of the Company that are signatories thereto; and First Amendment to Registration Rights Agreement dated September 1, 1995, among the Company and the stockholders listed as signatories thereto. Filed as exhibit 10.7 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.7   --    Stockholders Agreement dated April 27, 1995, among the
                        Company and the stockholders of the Company that are signatories thereto. Filed as exhibit 10.8 to the Company's registration statement on Form S-1 (File No.
                        33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

           10.8   --    Indemnification Agreement dated October 6, 1995, between
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

           10.9   --    Amended and Restated Option Agreement dated October 12,
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

          10.10   --    Nonstatutory Stock Option Agreement dated November 15,
                        1994, between Ergo Science Incorporated and Stephen A.
                        Duzan; and First Amendment to Option Agreement dated
                        April 27, 1995, among the Company, Ergo Science
                        Incorporated and Stephen Duzan. Filed as exhibit 10.24
                        to the Company's registration statement on Form S-1
                        (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

          10.11   --    Option Agreement dated as of March 31, 1994, between the
                        Company and Ronald H. Abrahams, Ph.D.; and First
                        Amendment to Option Agreement dated November 6, 1995, between the Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.25 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                        Commission on November 27, 1995, and incorporated by reference herein.

          10.12   --    Ergo Science Corporation Stock Option Plan for
                        Non-Employee Directors (Incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-8, file number 333-07159).

          10.13   --    First Amendment to Ergo Science Corporation Amended and
                        Restated 1995 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company's Registration
                        Statement on Form S-8, file number 333-07013).

          10.14   --    License Agreement effective as of February 1, 1997,
                        between The General Hospital Corporation and Ergo
                        Science Corporation and Ergo Research Corporation. Filed as Exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on May 15, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities
                        Act and the Company's request for confidential treatment.]

          10.15   --    Amended and Restated Supply Agreement dated October 31,
                        1997, by and among Ergo Science Corporation, Ergo
                        Research Corporation and Geneva Pharmaceuticals, Inc.
                        Filed as exhibit 10.1 to the Company's quarterly filing on Form 10-Q filed with the Commission on November 14, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Company's request for confidential treatment.]

          10.16   --    Second Amendment to Ergo Science Corporation Amended and
                        Restated 1995 Long-Term Incentive Plan. Filed with the
                        Commission on December 9, 1997 (Incorporated by reference to exhibit 10.3 to the Company's Registration
                        Statement on Form S-8, file number 333-41791).

             21   --    Subsidiaries of registrant. Filed as exhibit 21 to the
                        Company's annual filing on Form 10-K filed with the Commission on March 30, 1998.

           23.1   --    Consent of PricewaterhouseCoopers LLP

             27   --    Financial data schedule