Form 10-K/A
period 1999-12-31
ERGO SCIENCE CORP
filed 2000-05-01
CIK 1002212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  /X/ Yes   / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2000, was approximately $32,741,294. As of March 13, 2000, there were 14,269,467 outstanding shares of the registrant's common stock.

Documents incorporated by reference: none.

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Report") is being filed to include information required to be set forth in Part III of the Report.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the ages, principal occupation and present position of each of the Directors and executive officer of the Company.

DIRECTORS

DAVID R. BURT, Age 36, Class III Director, joined the Company as Vice
     President, Corporate Development, in March 1993. He was appointed Secretary of the Company in March 1997. In March 1999, Mr. Burt was appointed as a director of the Company. He was appointed President and Chief Executive Officer of the Company on March 26, 1999. From 1990 until 1993, Mr. Burt practiced corporate and securities law at Johnson & Gibbs, P.C., a law firm in Dallas, Texas. Mr. Burt's practice involved representing issuers and underwriters in financing transactions in a variety of high technology industries. Mr. Burt received a B.A. in government from Dartmouth College and a J.D. from the University of Maryland Law School. Before attending law school, Mr. Burt worked on the staff of United States Senator Paul S. Sarbanes.

DAVID L. CASTALDI, Age 60, Class II Director, became a director of the Company in September 1996. He was the co-founder, President and CEO of BioSurface Technology, Inc., a company that developed living tissue therapies, from 1987 until its acquisition by Genzyme in 1994. From 1977 to 1987, Mr. Castaldi was the President of the Hyland Therapeutics Division of Baxter International, Inc., a worldwide manufacturer of protein-based pharmaceuticals made from human blood plasma, prior to which he served as Executive Vice President of Baxter's Artificial Organs Division. Since 1994, Mr. Castaldi has been a consultant to the Life Sciences Industry, which has included serving as Chairman of the Board and CEO of Biolink Corporation, a medical device company, from 1996-98 and as Chairman of the Board, since 1996, of Cadent Medical Corporation, a privately held medical device company. He is also a director of Nabi, a publicly-held biopharmaceutical company. Mr. Castaldi received his M.B.A from Harvard University and his B.B.A. from the University of Notre Dame. He also served as an officer in the U.S. Army.

ANTHONY H. CINCOTTA, Ph.D., Age 42, Class III Director, is a co-founder of the
     Company and was Executive Vice President of the Company from March 1997 until November 1999 after serving as a Senior Vice President since June 1996. Dr. Cincotta was Chief Scientific Officer from June 1996 until his resignation in November 1999. Dr. Cincotta has been a director since 1990 and after resigning as an officer became a consultant in 1999. From January 1990 to June 1996, Dr. Cincotta was Director of Research of the Company. From 1989 through July 1995 he was an instructor at the Harvard Medical School and an Assistant Instructor in Biochemistry at Massachusetts General Hospital. From 1987 to 1989 he was an Adjunct Assistant Professor of Zoology and Physiology at Louisiana State University ("LSU"), a Research Assistant Professor of Zoology and Physiology at LSU, and a research consultant at the Rowland Institute of Science, Inc. Dr. Cincotta received his B.S. in biochemistry and molecular biology from the University of California at Santa Barbara and his M.S. and Ph.D. degrees in physiology from LSU. He is the author of more than 40 publications regarding temporal neuroendocrine organization of metabolism.

THOMAS F. MCWILLIAMS, Age 57, Class II Director, became a director of the
     Company during September 1992 in connection with the purchase of the Company's convertible securities by Citicorp Venture Capital Ltd. ("CVC"). Mr. McWilliams is Managing Director of CVC, where he has been employed since 1983. He is a director of Chase Industries, Inc. and a number of privately owned companies. Mr. McWilliams received his A.B. from Brown University and his M.B.A. from the Wharton School, University of Pennsylvania.

STEPHEN P. SMILEY, Age 51, Class I Director, became a director of the Company in October 1996. He is President of Hunt Financial Corporation, a private investment company located in Dallas, Texas. From 1991 until joining Hunt Financial in 1996, he was a co-founder and President of Cypress Capital Corporation, a private investment firm specializing in growth financings and buyouts. Prior to 1991, Mr. Smiley was involved in venture capital and leveraged buyout activities of Citicorp in New York and Dallas, Texas for 15 years. Mr. Smiley is a director of several private companies and one other public company, Dynamex, Inc. Mr. Smiley received a B.A. from the University of Virginia and an M.B.A. in Finance from the College of William and Mary.

         The Company's executive officers hold office at the pleasure of the Board of Directors. The Board of Directors is divided into three classes. Directors in each class are elected for three-year terms, with the terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. Thomas F. McWilliams and David
L. Castaldi are Class II directors whose terms of office expire at this Annual Meeting of Stockholders; Anthony H. Cincotta, Ph.D. and David R. Burt are Class III directors whose terms of office expire at the annual meeting of stockholders in 2001. Stephen P. Smiley is a Class I director whose term of office expires at the annual meeting of stockholders in 2002.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of any changes in ownership of common stock and other equity securities of the Company. Based on the Company's review of forms furnished to the Company and written representations from reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors, and 10% beneficial owners were complied with during 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the 1999, 1998 and 1997 compensation paid to or earned by all persons serving in the capacity of the Company's Chief Executive Officer during 1999 and the Company's most highly compensated executive officers other than the Chief Executive Officer during 1999 (the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE


                                                                                        Long Term
                                                                                       Compensation         All Other
                                                Annual Compensation                      Awards           Compensation ($)
                                  --------------------------------------------------- --------------- ----------------------
                                                                                       Securities
       Name and Principal                                            Other Annual      Underlying
        Positions in 1999         Year   Salary ($)   Bonus ($) (1)  Compensation ($)   Options (#)
       ------------------         ----   ----------   -------------  ----------------  -------------
David R. Burt...................  1999   200,000       37,500             ---               ---               ---
    President and Chief           1998   150,000       30,000             ---             55,000              ---
    Executive Officer             1997   110,000       33,000             ---             30,000              ---
Ronald H. Abrahams (2)..........  1999    66,635(3)      ---              ---               ---               ---
   Former President and Chief     1998   262,500         ---              ---               ---               ---
     Executive Officer            1997   250,000       93,750             ---             100,000             ---
Anthony H. Cincotta(4)..........  1999   196,375(5)      ---              ---               ---               ---
   Former Senior Vice President   1998   236,250         ---              ---               ---            4,450(6)
   and Chief Scientific Officer   1997   225,000       67,500             ---             150,000          4,450(6)


----------------
     (1) 1999 bonuses were expenses and paid in 2000; 1998 bonuses were expenses and paid in 1998; and 1997 bonuses were expensed in 1997 and paid in 1998.
     (2) Dr. Abrahams resigned from the Company and the Board of Directors on March 26, 1999.
     (3) Reflects salary earned from January 1, 1999 until March 26, 1999, the date of Dr. Abraham's resignation from the Company.
     (4)  Dr. Cincotta resigned from the Company on November 9, 1999.
     (5) Reflects salary earned from January 1, 1999 until November 9, 1999, the date of Dr. Cincotta's resignation from the Company.
     (6)  Reflects the value of term life and disability insurance premiums.

OPTION GRANTS IN 1999

         During 1999, the Company did not grant any stock options.

OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides information about the number of shares issued upon option exercises by the Named Executive Officers during 1999, and the value realized by the Named Executive Officers. The table also provides information about the number and value of options held by the Named Executive Officers at December 31, 1999.

            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES


                                                                    Number of Securities         Value of Unexercised
                                     Shares                        Underlying Unexercised           In-the-Money
                                    Acquired On    Value           Options At Fy-End (#)       Options At Fy-End ($)(1)
                                                                 --------------------------    --------------------------
                Name                Exercise (#)   Realized ($)  Exercisable  Unexercisable    Exercisable  Unexercisable
                ----                ------------   ------------  -----------  -------------    -----------  -------------

David R. Burt................          ---            ---          90,500        65,000        $3,120          ---

Ronald H. Abrahams (2).......          ---            ---         224,750        75,000       $11,603          ---

Anthony H. Cincotta..........          ---            ---         269,725          0          $29,250          ---


------------------------
     (1) Option values are based on the difference between the exercise price per share of the option and $1.19 per share, which was the closing price of the Common Stock on the Nasdaq National Market on December 31, 1999, multiplied by the number of shares of Common Stock subject to the option.

     (2) Dr. Abrahams resigned from the Company and the Board of Directors on March 26, 1999.


COMPENSATION OF DIRECTORS

         Directors of the Company do not receive cash compensation for their services as directors. The Company reimburses them for the expenses incurred in attending meetings of the Board of Directors and its committees.

         In June 1996, Ergo's shareholders approved a Stock Option Plan for Non-Employee Directors (the "Director Stock Plan"). The Director Stock Plan provides for an initial grant of a stock option for 10,000 shares of Common Stock to each non-employee director upon first being elected or appointed to serve on the Board of Directors. Mr. McWilliams who was serving as a non-employee director when the Director Stock Plan was approved were granted a stock option for 10,000 shares of Common Stock with a deemed grant date of May 15, 1996. In addition, each non-employee director appointed by the Board of Directors after June 1996 was granted an initial stock option for 10,000 shares of Common Stock with a grant date as of the date of such director's appointment to the board as follows: David L. Castaldi, September 12, 1996 and Stephen P. Smiley, October 25, 1996. On the second anniversary of their initial grant date, each of these non-employee directors was granted a second nonqualified stock option for 10,000 shares of Common Stock.

         The total number of shares of Common Stock authorized for issuance under the Director Stock Plan is 200,000 of which 60,000 have been granted as of April 25, 2000. Each option under the Director Stock Plan has an exercise price equal to the fair market value of the Common Stock on the grant date. These options will become exercisable in equal increments on the first and second anniversary of their date of grant and will expire ten years after the grant date if not exercised. If a change in control of the Company occurs, all stock options granted under the Director Stock Plan will become fully exercisable.

EMPLOYMENT CONTRACTS

         The Named Executive Officer is an employee-at-will as the Company did not renew the employment agreement with its Named Executive Officer in October 1998. The current base salary amount is $200,000 to Mr. Burt. The Compensation Committee may increase the base amounts at its discretion.

         Dr. Abrahams resigned from the Company on March 26, 1999. As severance, Dr. Abrahams received from the Company a payment of $294,330. The Company also agreed to vest 25,000 shares of options that would not have vested until April 29, 1999.

         Dr. Cincotta, who resigned as an officer and became a consultant in 1999, is paid $150 per hour as needed.

DIRECTOR AND OFFICER INDEMNIFICATION

         The Company has entered into indemnification agreements with each of its directors and executive officers, agreeing to indemnify the director or officer to the fullest extent permitted by law, and to advance expenses, if the director or officer becomes a party to or witness or other participant in any threatened, pending or completed action, suit or proceeding (a "Claim") by reason of any occurrence related to the fact that the person is or was a director, officer, employee, agent or fiduciary of the Company or a subsidiary of the Company or another entity at the Company's request (an "Indemnifiable Event"), unless a reviewing party (either outside counsel or a committee appointed by the Board of Directors) determines that the person would not be entitled to indemnification under applicable law. In addition, if a change in control or a potential change in control of the Company occurs, and if the person indemnified so requests, the Company will establish a trust for the benefit of the indemnitee and fund the trust in an amount sufficient to satisfy all expenses reasonably anticipated at the time of the request to be incurred in connection with any Claim relating to an Indemnifiable Event. The reviewing party will determine the amount deposited in the trust. An indemnitee's rights under the indemnification agreement are not exclusive of any other rights under the Company's Certificate of Incorporation or Bylaws or applicable law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee are Stephen P. Smiley and Thomas F. McWilliams. Neither of these members is or has been an employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of April 25, 2000, by (i) each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each Named Executive Officer, (iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to the shares of Common Stock indicated.


                                                                  Shares       Percentage
                           Beneficial Owner                    Beneficially   Beneficially
                           ----------------                       Owned(1)      Owned(1)
                                                               ------------   -------------
Hunt Financial Corporation......................................  1,533,318          10.72%
    1445 Ross at Field
    Dallas, Texas 75202
Citicorp Venture Capital Ltd. (2)...............................  1,678,910          11.74%
    399 Park Avenue
    New York, New York 10043
Anthony H. Cincotta (3).........................................  1,014,622          7.10%
David R. Burt (4) ..............................................  98,255             *
David L. Castaldi (5) ..........................................  15,000             *
Thomas F. McWilliams (6) .......................................  20,000             *
Stephen P. Smiley (7) ..........................................  15,100             *
All executive officers and directors as a group (5 persons) ....  1,162,977          8.05%

---------------------------
*      Represents less than 1% of outstanding Common Stock or voting power.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or disposition power with respect to securities including stock options vesting by June 26, 2000.

(2) Excludes shares of Common Stock beneficially owned by the employees of Citicorp Venture Capital Ltd. ("CVC") and Citi Growth Fund, L.P., including shares owned by Mr. McWilliams, as to which CVC and Citi Growth Fund, L.P. disclaim beneficial ownership. CVC and Citi Growth Fund, L.P. are affiliates, but each disclaims beneficial ownership of the shares held by the other.

(3) Includes 269,725 shares of Common Stock subject to exercisable stock options and 146,078 shares held in a trust for the benefit of the children of Manuel Cincotta, Jr., for which Dr. Anthony Cincotta serves as co-trustee.

(4) Includes 98,000 shares of Common Stock subject to exercisable stock options and 100 shares of Common Stock owned by Mr. Burt's daughter.

(5)      Common Stock subject to exercisable stock options.

(6) Common Stock subject to exercisable stock options. Excludes shares owned by CVC, Citi Growth Fund, L.P., and other employees of CVC, as to which Mr. McWilliams disclaims beneficial ownership.

(7) Includes 15,000 shares of Common Stock subject to exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Ergo granted demand and piggyback registration rights with respect to the Common Stock issued upon conversion of the Series A, Series B, and Series C Preferred Stock or issued in payment of loans at the closing of the initial public offering to purchasers of Preferred Stock and to the following lenders:
Citicorp Venture Capital, Ltd. ("CVC"); Citi Growth Fund L.P.; CVC employees (including Mr. McWilliams); Hunt Financial Corporation; and Lafayette Investment Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and State of Massachusetts on May 1, 2000.


                                       ERGO SCIENCE CORPORATION


                                       By: /s/ J. Richard Crowley
                                          -----------------------
                                           J. Richard Crowley
                                       Controller (principal accounting officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




   /s/ David R. Burt                 President, Chief Executive Officer and
------------------------------       Director (Principal Executive and Financial
      (David R. Burt)                Officer)



                                     Director
------------------------------
   (David L. Castaldi)



/s/ Anthony H. Cincotta, Ph.D.       Director
------------------------------
(Anthony H. Cincotta, Ph.D.)



   /s/ J. Richard Crowley            Controller (principal accounting officer)
------------------------------
   (J. Richard Crowley)



                                     Director
------------------------------
  (Thomas F. McWilliams)



 /s/ Stephen P. Smiley               Director
------------------------------
    (Stephen P. Smiley)



   By:  /s/ J. Richard Crowley
------------------------------
       (J. Richard Crowley)
       Attorney-in-fact