Form 10-Q
period 2000-03-31
ERGO SCIENCE CORP
filed 2000-05-12
CIK 1002212

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

 (Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

At April 27, 2000 there were 14,299,217 shares of common stock, par value $.01 per share, of the registrant outstanding.

================================================================================

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2000 and
                         December 31, 1999 ....................................................3

                  Consolidated Statements of Operations for the three
                         months ended March 31, 2000 and 1999 .................................4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 ........................................5

                  Notes to Consolidated Financial Statements ..................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .........................................8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................13



PART II. OTHER INFORMATION ....................................................................14

SIGNATURES ....................................................................................15

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,     December 31,
                                                                                        2000            1999
                                                                                   ---------------------------------
                                      ASSETS                                         (Unaudited)
Current assets:

         Cash and cash equivalents .............................................       $ 3,875,212      $ 4,292,631

         Short-term investments ................................................        17,807,675       17,722,798

         Prepaid and other current assets ......................................            19,485           27,069
                                                                                      -------------    ------------
                  Total current assets .........................................        21,702,372       22,042,498

Long-term investments ..........................................................         8,341,648        8,324,326

Equipment and leasehold improvements, net ......................................            37,670           39,759

Other assets ...................................................................             3,318            3,318
                                                                                      -------------    ------------

                  Total assets .................................................      $ 30,085,008     $ 30,409,901
                                                                                      =============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable and accrued expenses .................................       $ 4,222,442      $ 4,623,668

                  Total current liabilities ....................................         4,222,442        4,623,668


Commitments and contingencies ..................................................                --               --


Stockholders' equity:

         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at
              March 31, 2000 and December 31, 1999 (liquidation preference
              of $9,232,022 at March 31, 2000) .................................         6,357,352        6,222,250
         Common stock, $.01 par value, authorized 50,000,000 at March 31, 2000 and December 31, 1999; issued and outstanding 14,299,217 and
              14,269,467 shares at March 31, 2000 and December 31, 1999,
              respectively .....................................................           142,993          142,695
         Additional paid-in capital ............................................       111,808,824      111,785,322

         Cumulative dividends on preferred stock................................        (4,347,785)      (4,212,683)

         Accumulated deficit ...................................................       (88,098,818)     (88,151,351)
                                                                                      -------------    ------------
                  Total stockholders' equity....................................        25,862,566       25,786,233
                                                                                      -------------    ------------
                          Total liabilities and stockholders' equity............      $ 30,085,008     $ 30,409,901
                                                                                      =============    ============


 The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------

                                                                                         2000            1999
                                                                                         ----            ----
Operating expenses:

         Research and development ..............................................       45,229       1,314,273

         General and administrative ............................................      334,140       1,181,456
                                                                                 ------------    ------------
                                                                                      379,369       2,495,729
                                                                                 ------------    ------------
                  Net operating loss ...........................................     (379,369)     (2,495,729)

Other income:

         Interest ..............................................................      431,902         420,041
                                                                                 ------------    ------------
         Net income (loss) .....................................................       52,533      (2,075,688)



Accretion of dividends on preferred stock.......................................     (135,102)       (127,347)
                                                                                 ------------    ------------
Net loss to common stockholders ................................................     $(82,569)    $(2,203,035)
                                                                                 ============    ============

Loss per common share:

         Basic ................................................................. $      (0.01)   $      (0.15)
                                                                                 ------------    ------------

         Diluted ............................................................... $      (0.01)   $      (0.15)
                                                                                 ============    ============


Weighted average common shares outstanding:

         Basic   ...............................................................   14,271,871      14,254,467
                                                                                  -----------    ------------
         Diluted ...............................................................   14,271,871      14,254,467
                                                                                 ============    ============

 The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended March 31,
                                                                                          2000            1999
                                                                                    ------------    ------------
Cash flows from operating activities:

         Net income (loss) .....................................................   $     52,533    $ (2,075,688)

         Adjustments to reconcile net income (loss) to cash used in operating activities:

             Depreciation and amortization .....................................          7,534           5,843
             Noncash compensation ..............................................           --            87,118
             Accrued interest on long-term investments .........................        (17,322)           --

             Changes in operating assets and liabilities:

                  Prepaid and other current assets .............................          7,584         283,911
                  Other assets .................................................           --            48,593

                  Accounts payable and accrued expenses ........................       (401,226)       (372,809)
                                                                                   ------------    ------------
Net cash used in operating activities ..........................................       (350,897)     (2,023,032)
                                                                                   ------------    ------------

Cash flows from investing activities:

         Purchase of short-term investments ....................................     (1,454,005)    (19,102,173)
         Proceeds from maturity of short-term investments ......................      1,369,128      17,997,599
         Purchase of equipment and leasehold improvements ......................         (5,445)        (73,185)
                                                                                   ------------    ------------
Net cash used in investing activities ..........................................        (90,322)     (1,177,759)
                                                                                   ------------    ------------

Cash flows from financing activities:

         Principal payments under capital lease obligations ....................           --          (122,223)

         Proceeds from stock options exercised .................................         23,800            --
                                                                                   ------------    ------------
Net cash provided by (used in) financing activities ............................         23,800        (122,223)
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................................       (417,419)     (3,323,014)

Cash and cash equivalents at beginning of period ...............................      4,292,631      15,715,708
                                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................................   $  3,875,212    $ 12,392,694
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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2000 and 1999.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

         Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

         At March 31, 2000 and December 31, 1999, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.


                                                                    March 31, 2000        December 31, 1999
                                                                    --------------        -----------------

Commercial paper.................................................   $   11,363,280        $    12,330,312
Federal agency notes.............................................        6,444,395             5,392,486
                                                                    --------------        -----------------
         Total short-term investments............................   $   17,807,675        $   17,722,798
                                                                    ==============        =================

      Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    LONG-TERM INVESTMENTS

      Long-term investments with maturity of more than twelve months when purchased, consist of high-grade commercial paper ($6,576,236) and federal agency notes ($1,765,412) at March 31, 2000. Long-term investments are stated at amortized cost plus accrued interest, which approximates market value.

5.    NET LOSS PER COMMON SHARE

      Net loss per common share is computed based upon the weighted average number of common shares outstanding. Potential common shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. At March 31, 2000 and 1999 the Company had 563,475 and 1,559,457 options outstanding, respectively, which were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

      Basic loss per common share is the same as diluted loss per common share.

6.   CONTINGENCIES

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

- AN "APPROVABLE" LETTER DOES NOT MEAN THAT A PRODUCT WILL BE APPROVED, PARTICULARLY WHERE, AS HERE, IT IS NECESSARY TO SATISFY FDA (PRIOR TO APPROVAL) THAT THERE IS NOT AN INCREASED RISK OF A SERIOUS ADVERSE EVENT;
- THE CLINICAL TRIAL TO ASSESS SAFETY RECOMMENDED BY FDA MAY INVOLVE A RELATIVELY HIGH NUMBER OF PATIENTS AND MAY REQUIRE SUBSTANTIAL RESOURCES AND TAKE YEARS TO COMPLETE;
- UNTIL THE SIZE AND SCOPE OF THE SAFETY TRIAL ARE DETERMINED WITH FDA, AN ASSESSMENT OF THE ADVISABILITY OF ANY SUCH TRIAL CANNOT BE MADE;
- ERGO MAY NOT HAVE SUFFICIENT RESOURCES FOR SUCH A SAFETY TRIAL OR DECIDE, BASED ON ITS BUSINESS JUDGMENT, AGAINST INVESTING IN SUCH A TRIAL;
- ERGO MAY NOT BE ABLE TO ATTRACT A PARTNER TO ASSIST IN UNDERTAKING SUCH A SAFETY TRIAL;
- DATA OBTAINED FROM CLINICAL TRIALS ARE SUBJECT TO VARYING INTERPRETATIONS, AND FDA (OR AN FDA PANEL OF EXPERTS) MAY NOT AGREE WITH ERGO'S ASSESSMENT OF ANY CURRENT OR FUTURE CLINICAL TRIAL RESULTS;
-        UNCERTAINTY RELATED TO THE SCIENTIFIC DEVELOPMENT OF A NEW MEDICAL
         THERAPY;
- COMPETITION IN THE ANTI-DIABETIC MARKET IS INTENSE; OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THIS INDICATION AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS;
-        THE NEED FOR ADDITIONAL FUNDING;
- ERGO MAY NOT BE ABLE TO ESTABLISH CORPORATE ALLIANCES TO MARKET ERGOSET-Registered Trademark- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING;
- ERGOSET-Registered Trademark- TABLETS, IF APPROVED FOR COMMERCIAL MARKETING, MAY NOT BE SUCCESSFUL IN THE MARKETPLACE, OR ERGO MAY NOT RECEIVE ANY PROFITS FROM ITS SALE; AND
- UNCERTAINTY RELATING TO PATENT PROTECTION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

         FURTHER INFORMATION AND ADDITIONAL IMPORTANT FACTORS ARE SET FORTH IN REPORTS AND OTHER FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE 1999 ANNUAL REPORT ON FORM 10-K, GENERALLY UNDER THE SECTION ENTITLED "RISK FACTORS." ERGO SCIENCE DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

OVERVIEW

         Since 1990, Ergo Science Corporation ("Ergo" or the "Company") has been developing ERGOSET-Registered Trademark- tablets for the treatment of metabolic disorders. In the fourth quarter of 1999, the U.S. Food & Drug Administration ("FDA") issued a letter stating that the Company's New Drug Application ("NDA") for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes was "approvable." However, before ERGOSET-Registered Trademark- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-Registered Trademark-tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-Registered Trademark- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET-Registered Trademark- tablets in type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET-Registered Trademark- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect, which FDA characterized as small.

         From inception through 1999, the Company has been unprofitable.

         On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark- tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide the Joint Collaboration Agreement, which had been signed on February 23, 1998. As a result of these events, the Company further reduced its work-force by approximately 50% and discontinued funding of all its pre-clinical development programs. In February 1999 the Company decided to appeal the not-approvable letter. The Company has begun the appeal process within the FDA of the not-approvable letter for ERGOSET-Registered Trademark- tables sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA. The Company is also considering other strategic alternatives.

         In the fourth quarter of 1999, the Company announced that it received a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA, stating that its NDA for ERGOSET-Registered Trademark-tablets to treat type 2 diabetes is approvable. However, before ERGOSET-Registered Trademark- tablets can be approved by FDA for marketing, it will be necessary for Ergo Science to address FDA concerns relating to the clinical safety of ERGOSET-Registered Trademark- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-Registered Trademark- tablets are effective in the treatment of Type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET-Registered Trademark- tablets in Type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET-Registered Trademark- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

         After the Company finalizes with FDA the requirements for the safety study, the Company will determine how to proceed with its ERGOSET-Registered Trademark- program. Some of the options at FDA include, without limitation, appealing the FDA letter with respect to the request for an additional safety trial, requesting a rehearing before an advisory panel on this issue of whether the additional safety trial is needed, or considering moving ahead with the requested safety trial.

         The Company has also been considering its strategic options for its ERGOSET-Registered Trademark- program. Some of the possible options include, without limitation: selling the Company's rights to EROGSET-Registered Trademark- tablets, licensing the rights to ERGOSET-Registered Trademark-tablets to another pharmaceutical or biotechnology company, continuing ERGOSET-Registered Trademark- development on its own, or halting development of EROGSET-Registered Trademark- tablets.

         In addition to ERGOSET-Registered Trademark- tablets, the Company is analyzing its other strategic alternatives. The Company is reviewing various alternatives to determine the best uses of its assets including its cash, its status as a public company, its financial attributes (including tax attributes), and its intellectual property assets other than ERGOSET-Registered Trademark-tablets. No decisions have been made with respect to any of the possible alternatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

         Research and development expenses decreased from $1,314,273 to $45,229 for the three month period ended March 31, 1999 and 2000, respectively. This decrease was mainly due to the reduction of the Company's workforce and the discontinued funding of all its pre-clinical development programs.

         General and administrative expenses decreased from $1,181,456 to $334,140 for the three month period ended March 31, 1999 and 2000, respectively. The decrease was mostly attributable to the reduction of the Company's workforce.

         Interest income increased from $420,041 to $431,902 for the three month period ended March 31, 1999 and 2000, respectively. The increase is due to allocating more cash to long-term investments, which have higher yields.

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

         On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement. The Joint Collaboration Agreement was terminated on January 3, 1999; therefore there will be no further financial support from this arrangement.

         Cash, cash equivalents, short-term investments and long-term investments were $30,024,535 and $30,339,755 at March 31, 2000 and December 31, 1999, respectively. The overall decrease in cash, cash equivalents, short-term investments and long-term investments at March 31, 2000, was due primarily to the funding of the operating activities of the Company.

         In 1997, the Company filed with the FDA an NDA for ERGOSET-Registered Trademark- tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET-Registered Trademark- tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the FDA that its NDA for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. The Company appealed this decision within the FDA. In the fourth quarter of 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET-Registered Trademark- tablets is approvable. However, before ERGOSET-Registered Trademark- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-Registered Trademark- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET-Registered Trademark- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect on Hb(Alc) (blood sugar) which FDA characterized as small.

         The Company believes its current cash, cash equivalents, short-term and long-term investments will fund its operations at least through mid-2001.

         As of March 31, 2000, the Company's net investment in equipment and leasehold improvements was approximately $38,000.

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

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

         There were no material changes in the Company's exposure to market risk from December 31, 1999.

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

                                          ERGO SCIENCE CORPORATION

                                          By:  /s/ J. RICHARD CROWLEY
                                             ___________________________________
                                              J. Richard Crowley
                                              Controller (principal accounting
                                              officer)





                                          Date:  May 12, 2000
                                             ___________________________________