Form 10-Q
period 2000-06-30
ERGO SCIENCE CORP
filed 2000-08-14
CIK 1002212

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

 (Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

At July 31, 2000 there were 14,299,217 shares of common stock, par value $.01 per share, of the registrant outstanding.

===============================================================================

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 2000 and
                           December 31, 1999 ....................................................3

                  Consolidated Statements of Operations for the three
                           months and six months ended June 30, 2000
                           and June 30, 1999 ....................................................4

                  Consolidated Statements of Cash Flows for the six months
                           ended June 30, 2000 and June 30, 1999 ................................5

                  Notes to Consolidated Financial Statements ....................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ...........................................8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................13


PART II. OTHER INFORMATION ......................................................................14

SIGNATURES ......................................................................................15

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      June 30,      December 31,
                                                                                        2000            1999
                                                                                   ---------------------------------
                                      ASSETS
Current assets:
         Cash and cash equivalents ..........................................   $   9,770,760    $   4,292,631
         Short-term investments .............................................      12,019,578       17,722,798
         Prepaid and other current assets ...................................          18,910           27,069
                                                                                -------------    -------------

                  Total current assets ......................................      21,809,248       22,042,498

Long-term investments .......................................................       8,355,125        8,324,326
Equipment and leasehold improvements, net ...................................          31,402           39,759
Other assets ................................................................           4,828            3,318
                                                                                -------------    -------------

                  Total assets ..............................................   $  30,200,603    $  30,409,901
                                                                                =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable and accrued expenses ..............................   $   4,186,251    $   4,623,668
                  Total current liabilities .................................       4,186,251        4,623,668


Commitments and contingencies ...............................................            --               --

Stockholders' equity:
         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at
             June 30, 2000 and December 31, 1999 (liquidation preference
             of $9,369,826 at June 30, 2000) ................................       6,495,156        6,222,250

         Common stock, $.01 par value, authorized 50,000,000 at June 30, 2000 and December 31, 1999; issued and outstanding
             14,299,217 and 14,269,467 shares at June 30, 2000 and December
             31, 1999, respectively .........................................         142,993          142,695

         Additional paid-in .................................................     111,808,824      111,785,322

         Cumulative dividends on preferred stock ............................      (4,485,589)      (4,212,683)

         Accumulated deficit ................................................     (87,947,032)     (88,151,351)
                                                                                -------------    -------------
                  Total stockholders' equity ................................      26,014,352       25,786,233
                                                                                -------------    -------------
                          Total liabilities and stockholders' equity ........   $  30,200,603    $  30,409,901
                                                                                =============    =============

   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended June 30        Six Months Ended June 30
                                              --------------------------------------------------------------------
                                                  2000              1999             2000              1999
                                                  -----             ----             ----              ----
Operating expenses:

         Research and development .........   $     34,305    $    768,208    $     79,534    $  2,082,481

         General and administrative .......        307,843         703,439         641,983       1,884,895
                                              ------------    ------------    ------------    ------------

                                                   342,148       1,471,647         721,517       3,967,376
                                              ------------    ------------    ------------    ------------

                  Net operating loss ......       (342,148)     (1,471,647)       (721,517)     (3,967,376)

Other Income:
         Interest .........................        449,760         358,831         881,662         778,872

         Other income .....................         44,174            --            44,174            --
                                              ------------    ------------    ------------    ------------

                  Net income (loss) .......        151,786      (1,112,816)        204,319      (3,188,504)


Accretion of dividends on preferred stock .       (137,804)       (129,895)       (272,906)       (257,242)
                                              ------------    ------------    ------------    ------------
Net income (loss) to common stockholders ..   $     13,982    $ (1,242,711)   $    (68,587)   $ (3,445,746)
                                              ============    ============    ============    ============

Net loss per common share:


Basic .....................................   $       0.00    $      (0.09)   $       0.00    $      (0.24)
                                              ============    ============    ============    ============
Diluted ...................................   $       0.00    $      (0.09)   $       0.00    $      (0.24)
                                              ============    ============    ============    ============
Weighted average common shares outstanding:

Basic .....................................     14,299,217      14,254,467      14,285,544      14,254,467
                                              ============    ============    ============    ============
Diluted ...................................     14,329,097      14,254,467      14,285,544      14,254,467
                                              ============    ============    ============    ============


   The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                      -------------------------------
                                                                                          2000           1999
                                                                                          ----           ----
Cash flows from operating activities:

         Net income (loss) ..................................................   $    204,319    $ (3,188,504)

         Adjustments to reconcile net income (loss) to cash used in operating activities:

             Depreciation and amortization ..................................         15,622          12,684

             Loss on equipment disposal .....................................           --           157,332

             Noncash compensation ...........................................           --           147,970


             Accrued interest on long-term investments ......................        (30,799)           --

             Changes in operating assets and liabilities:

                  Prepaid and other current assets ..........................          8,159         467,903

                  Other assets ..............................................         (1,510)         45,265

                  Accounts payable and accrued expenses .....................       (437,417)       (571,386)
                                                                                ------------    ------------
Net cash used in operating activities .......................................       (241,626)     (2,928,736)
                                                                                ------------    ------------
Cash flows from investing activities:

         Purchase of short-term investments .................................     (6,220,108)    (30,870,861)

         Proceeds from maturity of short-term investments ...................     11,923,328      36,508,372

         Proceeds on sale of equipment ......................................           --           279,045

         Purchase of equipment and leasehold improvements ...................         (7,265)       (131,446)
                                                                                ------------    ------------
Net cash provided by investing activities ...................................      5,695,955       5,785,110
                                                                                ------------    ------------
Cash flows from financing activities:

         Principal payments under capital lease obligations .................           --          (421,732)

         Proceeds from stock options exercised ..............................         23,800            --
                                                                                ------------    ------------
Net cash provided by (used in) financing activities .........................         23,800        (421,732)
                                                                                ------------    ------------
Net increase in cash and cash equivalents ...................................      5,478,129       2,434,642

Cash and cash equivalents at beginning of period ............................      4,292,631      15,715,708
                                                                                ------------    ------------
Cash and cash equivalents at end of period ..................................   $  9,770,760    $ 18,150,350
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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2000 and 1999.

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

         At June 30, 2000 and December 31, 1999, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.

                                                           June 30, 2000   December 31, 1999
                                                           -------------   -----------------

Commercial paper ........................................   $ 8,086,990   $12,330,312


Federal agency notes ....................................     3,932,588     5,392,486
                                                            -----------   -----------
         Total short-term investments ...................   $12,019,578   $17,722,798
                                                            ===========   ===========

      Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    LONG-TERM INVESTMENTS

      Long-term investments with maturity of more than twelve months when purchased, consist of high-grade commercial paper ($6,608,291) and federal agency notes ($1,746,834) at June 30, 2000. Long-term investments are stated at amortized cost plus accrued interest, which approximates market value.

5.    EARNINGS/LOSS PER COMMON SHARE

      Basic earnings/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. For the three month period ending June 30, 2000, a total of 33,815 stock option shares were included in the weighted average number of common shares outstanding calculation.

      The diluted loss per common share calculated for the three and six month periods ended June 30, 1999 excludes the effects of 1,559,457 and 1,363,975 options outstanding respectively, and the diluted loss per common share calculated for the six months ended June 30, 2000 excludes the effects of 293,750 options outstanding. These amounts are excluded, as their inclusion would be anti-dilutive.

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

OVERVIEW

          Since 1990, Ergo Science Corporation ("Ergo" or the "Company") has been developing ERGOSET -REGISTERED TRADEMARK- tablets for the treatment of metabolic disorders. In the fourth quarter of 1999, the U.S. Food & Drug Administration ("FDA") issued a letter stating that the Company's New Drug Application ("NDA") for ERGOSET -REGISTERED TRADEMARK- tablets for the treatment of type 2 diabetes was "approvable." However, before ERGOSET -REGISTERED TRADEMARK- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET -REGISTERED TRADEMARK- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET -REGISTERED TRADEMARK- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET -REGISTERED TRADEMARK- tablets in type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET -REGISTERED TRADEMARK- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect, which FDA characterized as small.

      From inception through 1999, the Company has been unprofitable.

      On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET -REGISTERED TRADEMARK-tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET -REGISTERED TRADEMARK- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide the Joint Collaboration Agreement, which had been signed on February 23, 1998. As a result of these events, the Company further reduced its work-force by approximately 50% and discontinued funding of all its pre-clinical development programs. In February 1999 the Company decided to appeal the not-approvable letter. The Company has begun the appeal process within the FDA of the not-approvable letter for ERGOSET -REGISTERED TRADEMARK-tables sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA. The Company is also considering other strategic alternatives.

         In the fourth quarter of 1999, the Company announced that it received a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA, stating that its NDA for ERGOSET -REGISTERED TRADEMARK- tablets to treat type 2 diabetes is approvable. However, before ERGOSET -REGISTERED TRADEMARK- tablets can be approved by FDA for marketing, it will be necessary for Ergo Science to address FDA concerns relating to the clinical safety of ERGOSET -REGISTERED TRADEMARK- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET -REGISTERED TRADEMARK- tablets are effective in the treatment of Type 2 diabetes as adjunctive therapy with sulfonylureas.
The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET -REGISTERED TRADEMARK- tablets in Type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET -REGISTERED TRADEMARK- tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

         After the Company finalizes with FDA the requirements for the safety study, the Company will determine how to proceed with its ERGOSET -REGISTERED TRADEMARK- program. Some of the options at

FDA include, without limitation, appealing the FDA letter with respect to the request for an additional safety trial, requesting a rehearing before an advisory panel on this issue of whether the additional safety trial is needed, or considering moving ahead with the requested safety trial.

         The Company has also been considering its strategic options for its ERGOSET -REGISTERED TRADEMARK- program. Some of the possible options include, without limitation: selling the Company's rights to EROGSET -REGISTERED TRADEMARK- tablets, licensing the rights to ERGOSET -REGISTERED TRADEMARK-tablets to another pharmaceutical or biotechnology company, continuing ERGOSET -REGISTERED TRADEMARK- development on its own, or halting development of EROGSET -REGISTERED TRADEMARK- tablets.

         In addition to ERGOSET -REGISTERED TRADEMARK- tablets, the Company is analyzing its other strategic alternatives. The Company is reviewing various alternatives to determine the best uses of its assets including its cash, its status as a public company, its financial attributes (including tax attributes), and its intellectual property assets other than ERGOSET -REGISTERED TRADEMARK-tablets. No decisions have been made with respect to any of the possible alternatives.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

      Research and development expenses decreased from $768,208 to $34,305 and from $2,082,481 to $79,534 for the three and six month periods ended June 30, 1999 and 2000, respectively. These decreases were mainly due to the discontinued funding of all its pre-clinical development programs.

      General and administrative expenses decreased from $703,439 to $307,843 and from $1,884,895 to $641,983 for the three and six month periods ended June 30, 1999 and 2000, respectively. These decreases were mostly attributable to the reduction of the Company's workforce.

      Interest income increased from $358,831 to $449,760 and from $778,872 to $ 881,662 for the three and six month periods ended June 30, 1999 and 2000, respectively. These increases were due to allocating more cash to long-term investments, which have higher yields.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company's primary sources of cash has been financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided the Company with aggregate proceeds of $42,999,000 through 1998. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering.

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

         Cash, cash equivalents, short-term investments and long-term investments were $30,145,463 and $30,339,755 at June 30, 2000 and December 31, 1999, respectively. The overall decrease in cash, cash equivalents, short-term investments and long-term investments at June 30, 2000, was due primarily to the funding of the operating activities of the Company.

         In 1997, the Company filed with the FDA an NDA for ERGOSET
-REGISTERED TRADEMARK- tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET -REGISTERED TRADEMARK-tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the FDA that its NDA for ERGOSET -REGISTERED TRADEMARK- tablets for the treatment of type 2 diabetes is not approvable, citing the overall benefit to risk ratio. The Company appealed this decision within the FDA. In the fourth quarter of 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET -REGISTERED TRADEMARK- tablets is approvable. However, before ERGOSET -REGISTERED TRADEMARK- tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET -REGISTERED TRADEMARK-tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET -REGISTERED TRADEMARK-tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect on HbA1c (blood sugar) which FDA characterized as small.

      The Company believes its current cash, cash equivalents, short-term and long-term investments will fund its operations at least through mid-2001.

      As of June 30, 2000, the Company's net investment in equipment and leasehold improvements was approximately $31,000.

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

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as subsequently amended by SAB 101A and SAB 101B, which is effective no later than the quarter ending December 31, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. Management does not believe the effect will be material.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The  information  set forth in this Item 4 related to
                      matters submitted to a vote at the Annual Meeting of Stockholders of Ergo Science Corporation On June 14, 2000.

                  (b) Not applicable

                  (c) A proposal to elect Thomas F. McWilliams and David L.
                      Castaldi as directors to serve for a three year term ending in 2003 and until their successors are duly elected and qualified was approved with the following vote:

                             Nominee                        For                    Withheld
                      David L. Castaldi                 9,832,594                   326,032
                      Thomas F. McWilliams              9,832,904                   325,722

                  (d) Not applicable.

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

                                        ERGO SCIENCE CORPORATION

                                        By:  /s/ J. RICHARD CROWLEY
                                           ----------------------------------
                                           J. Richard Crowley
                                           Controller (principal accounting
                                           officer)

                                        Date: August 14, 2000
                                             --------------------------------