Form 10-Q
period 2000-09-30
ERGO SCIENCE CORP
filed 2000-11-14
CIK 1002212

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

 (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                      -OR-

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

        790 TURNPIKE ST., SUITE 205
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

At November 6, 2000 there were 14,299,217 shares of common stock, par value $.01 per share, of the registrant outstanding.

================================================================================

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Unaudited Consolidated Balance Sheets as of September 30, 2000 and

                           December 31, 1999.....................................................3

                  Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2000
                           and September 30, 1999................................................4

                  Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999.......................5

                  Notes to Consolidated Financial Statements.....................................6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................8


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................12


PART II. OTHER INFORMATION......................................................................13

SIGNATURES......................................................................................14


                            ERGO SCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                      September 30,   December 31,
                                                                                           2000            1999
                                                                                      -------------   -------------
                                      ASSETS

Current assets:
         Cash and cash equivalents .................................................  $  11,502,238   $   4,292,631
         Short-term investments ....................................................     10,289,494      17,722,798
         Prepaid and other current assets ..........................................         19,600          27,069
                                                                                      -------------   -------------
                  Total current assets .............................................     21,811,332      22,042,498
Long-term investments ..............................................................      8,376,291       8,324,326
Equipment and leasehold improvements, net ..........................................         25,256          39,759
Other assets .......................................................................          4,828           3,318
                                                                                      -------------   -------------
                  Total assets .....................................................  $  30,217,707   $  30,409,901
                                                                                      =============   =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses .....................................  $   3,835,996   $   4,623,668
                                                                                      -------------   -------------

                  Total current liabilities ........................................      3,835,996       4,623,668

Commitments and contingencies ......................................................           --              --

Stockholders' equity:
         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at
              September 30, 2000 and December 31, 1999 (liquidation
              preference of $9,508,981 at September 30, 2000) ......................      6,634,311       6,222,250
         Common stock, $.01 par value, authorized 50,000,000 at September 30,
              2000 and December 31, 1999; issued and outstanding
              14,299,217 and 14,269,467 shares at September 30, 2000 and
              December 31, 1999, respectively .......................................       142,993         142,695
         Additional paid-in capital ................................................    111,808,824     111,785,322
         Cumulative dividends on preferred stock ...................................     (4,624,744)     (4,212,683)
         Accumulated deficit .......................................................    (87,579,673)    (88,151,351)
                                                                                      -------------   -------------
                  Total stockholders' equity .......................................     26,381,711      25,786,233
                                                                                      -------------   -------------
                          Total liabilities and stockholders' equity ...............  $  30,217,707   $  30,409,901
                                                                                      =============   =============


    The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                     Nine Months Ended
                                                                      September 30                          September 30
                                                           ------------------------------------------------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Operating expenses:
         Research and development ..................       $   (256,365)       $    292,737        $   (176,831)       $  2,207,105
         General and administrative ................            364,603             901,591           1,006,586           2,954,599
                                                           ------------        ------------        ------------        ------------
                                                                108,238           1,194,328             829,755           5,161,704
                                                           ------------        ------------        ------------        ------------
                  Net operating loss ...............           (108,238)         (1,194,328)           (829,755)         (5,161,704)
Other Income:
         Interest ..................................            475,597             389,891           1,357,259           1,168,763
         Other income                                             --                  --                44,174                --
                                                           ------------        ------------        ------------        ------------
                  Net income (loss) ................            367,359            (804,437)            571,678          (3,992,941)

Accretion of dividends on preferred stock ..........           (139,155)           (131,169)           (412,061)           (388,411)
                                                           ------------        ------------        ------------        ------------
Net income (loss) to common stockholders ...........       $    228,204        $   (935,606)       $    159,617        $ (4,381,352)
                                                           ============        ============        ============        ============

Net income (loss) per common share:

     Basic .........................................       $       0.02        $      (0.07)       $       0.01        $      (0.31)
                                                           ============        ============        ============        ============
     Diluted .......................................       $       0.02        $      (0.07)       $       0.01        $      (0.31)
                                                           ============        ============        ============        ============

Weighted average common shares outstanding:

     Basic .........................................         14,299,217          14,254,467          14,290,135          14,254,467
                                                           ============        ============        ============        ============

     Diluted .......................................         14,323,142          14,254,467          14,331,189          14,254,467
                                                           ============        ============        ============        ============


 The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                   -------------------------------
                                                                                                       2000                1999
                                                                                                   ------------        ------------
Cash flows from operating activities:
         Net income (loss) .................................................................       $    571,678        $ (3,992,941)
         Adjustments to reconcile net income (loss) to cash used in operating activities:
             Depreciation and amortization .................................................             21,768              20,246
             Loss on equipment disposal ....................................................               --               157,332
             Noncash compensation ..........................................................               --               186,977
             Accrued interest on long-term investments .....................................            (51,965)               --
             Changes in operating assets and liabilities:
                  Prepaid and other current assets .........................................              7,469             534,786
                  Other assets .............................................................             (1,510)             45,495
                  Accounts payable and accrued expenses ....................................           (787,672)            (62,888)
                                                                                                   ------------        ------------
Net cash used in operating activities ......................................................           (240,232)         (3,110,993)
                                                                                                   ------------        ------------

Cash flows from investing activities:
         Purchase of short-term investments ................................................        (12,415,885)        (38,520,216)
         Proceeds from maturity of short-term investments ..................................         19,849,189          48,806,443
         Proceeds on sale of equipment .....................................................               --               279,045
         Purchase of equipment and leasehold improvements ..................................             (7,265)           (136,949)
                                                                                                   ------------        ------------
Net cash provided by investing activities ..................................................          7,426,039          10,428,323
                                                                                                   ------------        ------------

Cash flows from financing activities:
         Principal payments under capital lease obligations ................................               --              (421,732)
         Proceeds from stock options exercised .............................................             23,800                --
                                                                                                   ------------        ------------

Net cash provided by (used in) financing activities ........................................             23,800            (421,732)
                                                                                                   ------------        ------------
Net increase in cash and cash equivalents ..................................................          7,209,607           6,895,598
Cash and cash equivalents at beginning of period ...........................................          4,292,631          15,715,708
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period .................................................       $ 11,502,238        $ 22,611,306
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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2000 and 1999.

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

         At September 30, 2000 and December 31, 1999, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.


                                           SEPTEMBER 30, 2000  DECEMBER 31, 1999
Commercial paper .......................   $ 3,977,554         $12,330,312
Federal agency notes ...................     6,311,940           5,392,486
                                           -----------         -----------
         Total short-term investments ..   $10,289,494         $17,722,798
                                           ===========         ===========


      Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    LONG-TERM INVESTMENTS

      Long-term investments with maturity of more than twelve months when purchased, consist of high-grade commercial paper ($6,607,035) and federal agency notes ($1,769,256) at September 30, 2000. Long-term investments are stated at amortized cost plus accrued interest, which approximates market value.

5.    EARNINGS/LOSS PER COMMON SHARE

      Basic earnings/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. For the three and nine month periods ending September 30, 2000, a total of 23,925 and 41,946 stock option shares respectively, were included in the weighted average number of common shares outstanding calculation.

      The diluted loss per common share calculated for the three and nine periods ending September 30, 1999 excludes the effects of 909,662 options outstanding. These amounts are excluded, as their inclusion would be anti-dilutive.

6.    CONTINGENCIES

      The Company settled its dispute with Lousiana State University ("LSU") under the provisions of the parties' Novated License and Royalty Agreement dated May 1, 1995. Under the terms of the Settlement Agreement, Ergo Science paid LSU approximately $3 million of which $2 million was charged to research and development expense in the third quarter of 2000. The dispute related to the amount of royalty payments owed to LSU arising from various payments received by the Company from Johnson & Johnson. In February 1998, the Company entered into a Joint Collaboration and Licensing Agreement with Johnson & Johnson to develop and commercialize ERGOSET(R) tablets for the treatment of Type 2 diabetes and obesity. Under the agreement, payments to the company included a $10 million license fee and a $10 million equity investment in common stock. In December 1998, Johnson & Johnson notified Ergo Science of its termination of the joint collaboration agreement effective January 3, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT ERGO'S CURRENT VIEWS WITH RESPECT TO POSSIBLE FUTURE EVENTS. ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ASSUMED, ESTIMATED OR OTHERWISE INDICATED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION,

- AN "APPROVABLE" LETTER DOES NOT MEAN THAT A PRODUCT WILL BE APPROVED, PARTICULARLY WHERE, AS HERE, IT IS NECESSARY TO SATISFY FDA (PRIOR TO APPROVAL) THAT THERE IS NOT AN INCREASED RISK OF A SERIOUS ADVERSE EVENT;
- THE CLINICAL TRIAL TO ASSESS SAFETY RECOMMENDED BY FDA MAY INVOLVE A RELATIVELY HIGH NUMBER OF PATIENTS AND MAY REQUIRE SUBSTANTIAL RESOURCES AND TAKE YEARS TO COMPLETE;
- ERGO MAY NOT HAVE SUFFICIENT RESOURCES FOR SUCH A SAFETY TRIAL OR DECIDE, BASED ON ITS BUSINESS JUDGMENT, AGAINST INVESTING IN SUCH A TRIAL;
- ERGO MAY NOT BE ABLE TO ATTRACT A PARTNER TO ASSIST IN UNDERTAKING SUCH A SAFETY TRIAL;
- DATA OBTAINED FROM CLINICAL TRIALS ARE SUBJECT TO VARYING INTERPRETATIONS, AND FDA (OR AN FDA PANEL OF EXPERTS) MAY NOT AGREE WITH ERGO'S ASSESSMENT OF ANY CURRENT OR FUTURE CLINICAL TRIAL RESULTS;
-        UNCERTAINTY RELATED TO THE SCIENTIFIC DEVELOPMENT OF A NEW MEDICAL
         THERAPY;
- COMPETITION IN THE ANTI-DIABETIC MARKET IS INTENSE; OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THIS INDICATION AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS;
-        THE NEED FOR ADDITIONAL FUNDING;
- ERGO MAY NOT BE ABLE TO ESTABLISH CORPORATE ALLIANCES TO MARKET ERGOSET(R) TABLETS, IF APPROVED For COMMERCIAL MARKETING;
- ERGOSET(R) TABLETS, IF APPROVED FOR COMMERCIAL MARKETING, MAY NOT BE SUCCESSFUL IN THE MARKETPLACE, or ERGO MAY NOT RECEIVE ANY PROFITS FROM ITS SALE;
- UNCERTAINTY RELATING TO PATENT PROTECTION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES; AND
-        THE COMPANY IS CURRENTLY EVALUATING STRATEGIC ALTERNATIVES.

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

OVERVIEW

          Since 1990, Ergo Science Corporation ("Ergo" or the "Company") has been developing ERGOSET(R) tablets for the treatment of metabolic disorders. In the fourth quarter of 1999, the U.S. Food & Drug Administration ("FDA") issued a letter stating that the Company's New Drug Application ("NDA") for ERGOSET(R) tablets for the treatment of type 2 diabetes was "approvable." However, before ERGOSET(R) tablets can be approved by FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET(R) tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET(R) tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET(R) tablets in type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET(R) tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect, which FDA characterized as small.

      From inception through 1999, the Company has been unprofitable.

      In 1997, the Company filed with the FDA an NDA for ERGOSET(R) tablets to treat type 2 diabetes and the FDA accepted the NDA for filing. On May 14, 1998, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for ERGOSET(R) tablets for type 2 diabetes. On November 20, 1998, the Company received a letter from the Division of Metabolic and Endocrine Drug Products at the FDA that its New Drug Application for ERGOSET(R) tablets for the treatment of type 2 diabetes was not approvable, citing the overall benefit to risk ratio. Subsequently in January 1999, Johnson & Johnson terminated the worldwide the Joint Collaboration Agreement, which had been signed on February 23, 1998. As a result of these events, the Company further reduced its work-force by approximately 50% and discontinued funding of all its pre-clinical development programs. In February 1999 the Company decided to appeal the not-approvable letter. The Company has begun the appeal process within the FDA of the not-approvable letter for ERGOSET(R) tablets sent to the Company by the Division of Metabolic and Endocrine Drug Products of FDA. The Company is also considering other strategic alternatives.

         In the fourth quarter of 1999, the Company announced that it received a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA, stating that its NDA for ERGOSET(R) tablets to treat type 2 diabetes is approvable. However, before ERGOSET(R) tablets can be approved by FDA for marketing, it will be necessary for Ergo Science to address FDA concerns relating to the clinical safety of ERGOSET(R) tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, FDA stated that ERGOSET(R) tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome FDA's concerns about the possible increased risk of a serious adverse event with the use of ERGOSET(R) tablets in type 2 diabetes patients. To address this outstanding safety concern, the FDA has recommended that a "large, simple" placebo-controlled study be undertaken to evaluate whether treatment with ERGOSET(R) tablets is associated with an increase in the specified serious adverse event. In the letter, FDA does not provide specifics about the size and scope of such a clinical trial. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which FDA characterized as small.

         The Company is evaluating how to proceed with its ERGOSET(R) program. Some of the options at FDA include, without limitation, appealing the FDA letter with respect to the request for an additional safety trial, requesting a rehearing before an advisory panel on this issue of whether the additional safety trial is needed, or considering moving ahead with the requested safety trial.

         The Company is also evaluating its strategic options for its ERGOSET(R) program. Some of the possible options include, without limitation: selling the Company's rights to ERGOSET(R) tablets, licensing the rights to ERGOSET(R) tablets to another pharmaceutical or biotechnology company, continuing ERGOSET(R) development on its own, or halting development of ERGOSET(R) tablets.

         In addition to ERGOSET(R) tablets, the Company is analyzing its other strategic alternatives. The Company is reviewing various alternatives to determine the best uses of its assets including its cash, its status as a public company, its financial attributes (including tax attributes), and its intellectual property assets other than ERGOSET(R) tablets. No decisions have been made with respect to any of the possible alternatives.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

      Research and development expenses decreased from $292,737 to ($256,365) and from $2,207,105 to ($176,831) for the three and nine month periods ended September 30, 1999 and 2000, respectively. These decreases were due to the discontinued funding of the Company's pre-clinical development programs, a $2 million charge as part of the settlement with LSU in the third quarter and a change in estimates of amounts required to settle other ERGOSET(R) related obligations.

      General and administrative expenses decreased from $901,591 to $364,603 and from $2,954,599 to $1,006,586 for the three and nine month periods ended September 30, 1999 and 2000, respectively. The decreases were primarily attributable to the reduction of the Company's workforce.

      Interest income increased from $389,891 to $475,597 and from $1,168,763 to $1,357,259 for the three and nine month periods ended September 30, 1999 and 2000, respectively. These increases were due to allocating more cash to long-term investments, which have higher yields.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company's primary sources of cash have been financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided the Company with aggregate proceeds of $42,999,000 through 1998. On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs. Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering.

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

         The Company settled its dispute with Louisiana State University ("LSU") under the provisions of the parties' Novated License and Royalty Agreement dated May 1, 1995. Under the terms of the Settlement Agreement, Ergo Science paid LSU approximately $3 million of which $2 million was charged to research and development expense in the third quarter of 2000. The dispute related to the amount of royalty payments owed to LSU arising from various payments received by the Company from Johnson & Johnson. In February 1998, the Company entered into a Joint Collaboration and Licensing Agreement with Johnson & Johnson to develop and commercialize ERGOSET(R) tablets for the treatment of Type 2 diabetes and obesity. Under the agreement, payments to the company included a $10 million license fee and a $10 million equity investment in common stock. In December 1998, Johnson & Johnson notified Ergo Science of its termination of the joint collaboration agreement effective January 3, 1999.

         Cash, cash equivalents, short-term investments and long-term investments were $30,168,023 and $30,339,755 at September 30, 2000 and December 31, 1999, respectively. The overall decrease in cash, cash equivalents, short-term investments and long-term investments at September 30, 2000, was due primarily to the funding of the operating activities of the Company.

      The Company believes its current cash, cash equivalents, short-term and long-term investments will fund its operations at least through the end of 2001.

      As of September 30, 2000, the Company's net investment in equipment and leasehold improvements was approximately $25,000.

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

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      There were no material changes in the Company's exposure to market risk from December 31, 1999.

                                     PART II

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  The Company settled its dispute with Lousiana State University ("LSU") under the provisions of the parties' Novated License and Royalty Agreement dated May 1, 1995. Under the terms of the Settlement Agreement, Ergo Science paid LSU approximately $3 million of which $2 million was charged to research and development expense in the third quarter of 2000. The dispute related to the amount of royalty payments owed to LSU arising from various payments received by the Company from Johnson & Johnson. In February 1998, the Company entered into a Joint Collaboration and Licensing Agreement with Johnson & Johnson to develop and commercialize ERGOSET(R) tablets for the treatment of Type 2 diabetes and obesity. Under the agreement, payments to the company included a $10 million license fee and a $10 million equity investment in common stock. In December 1998, Johnson & Johnson notified Ergo Science of its termination of the joint collaboration agreement effective January 3, 1999.


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




                                    ERGO SCIENCE CORPORATION



                                    By:   /s/ J. Richard Crowley
                                          --------------------------------------
                                          J. Richard Crowley
                                          Controller (principal accounting
                                          officer)



                                    Date:  November 14, 2000
                                          --------------------------------------