Form 10-K
period 2000-12-31
ERGO SCIENCE CORP
filed 2001-04-02
CIK 1002212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      -OR-

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM______________ TO ______________

                          COMMISSION FILE NO. 0-24936

                            ------------------------

                            ERGO SCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3271667
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

          790 TURNPIKE STREET
     NORTH ANDOVER, MASSACHUSETTS                             01845
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (978) 974-9474

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001, was approximately $8,058,280. As of March 9, 2001, there were 14,299,217 outstanding shares of the registrant's common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS OF THE COMPANY WHICH INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS. THE REGISTRANT'S ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED OR OTHERWISE INDICATED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION, THE FACTORS SET FORTH BELOW IN "RISK FACTORS."

                                    OVERVIEW

    Ergo Science Corporation ("Ergo" or the "Company") is a company in transition. Since 1990, the Company has been engaged in developing ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes and other metabolic disorders. Over the last several years, however, the Company has been unable to persuade the U.S. Food and Drug Administration (the "FDA") to approve ERGOSET-Registered Trademark- for marketing. Although
ERGOSET-Registered Trademark- is considered "approvable" by the FDA, the FDA has required, prior to granting approval, an additional clinical trial to rule out a possible increased risk of a serious adverse event with the use of ERGOSET-Registered Trademark-. After discussions with the FDA and its own consultants regarding the scope and complexity of the additional clinical trial, the Board of Directors of the Company believes that the next phase of the development of ERGOSET-Registered Trademark- will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. Accordingly, the Company has begun the process of attempting to sell or license its interests in ERGOSET-Registered Trademark- (including its intellectual property rights) and its other human drug related assets (collectively, the "Science Assets").

    Ergo's Board of Directors is also considering additional strategic alternatives for the Company to enhance shareholder value. Although no final decisions have been made, the Board is considering (i) taking steps to help preserve the Company's net operating loss carry forwards and (ii) acquiring one or more existing businesses that are income-producing. In order to complete any such acquisition and to operate thereafter, the Company may require additional debt and/or equity financing which, if available on acceptable terms, may involve leveraging the Company's assets and granting rights to lender(s) superior to those of existing shareholders, issuing preferred stock or other securities with rights superior to those of existing shareholders and/or issuing additional common stock that would dilute existing shareholders. During this transition period, the Company intends to continue to conserve its cash and other assets.

    In 1997, the Company filed with the FDA its NDA seeking approval for marketing for ERGOSET-Registered Trademark- tablets, the Company's lead product. In 1998, an advisory committee of the FDA recommended that ERGOSET-Registered Trademark- tablets not be approved by the FDA for treatment of type 2 diabetes and, later that year, the FDA's Division of Endocrinology and Metabolism formally rejected the Company's application for approval of ERGOSET-Registered Trademark-. The Company appealed this determination within the FDA and subsequently, in November 1999, the Company announced that the FDA had notified the Company that its NDA for approval for ERGOSET-Registered Trademark- tablets was "approvable," but that the Company would have to perform an additional clinical trial before any potential FDA approval would be granted. In order to address FDA safety concerns and the overall benefit to risk ratio, the FDA required the Company to perform a clinical trial without specifying the size and scope of such a trial. In 2000, the Company met and had other discussions with the FDA in an effort to persuade the FDA that ERGOSET-Registered Trademark- should be approved. The Company also had discussions with the FDA and its own consultants in an effort to determine the appropriate scope and size of safety trial that would satisfy the FDA's concerns. Simultaneously with these discussions, the Company continued to weigh, among other things, the development and intensity of competition in the anti-diabetic drug market, the resources and time required to perform a safety trial of sufficient size and scope that would address the

FDA's concerns, the likelihood and timing of FDA approval even after completion of a safety trial, the ability of the Company to establish the commercial alliances necessary to successfully market ERGOSET-Registered Trademark- if it were approved, and the probability that, in the meantime, new treatments and products may be discovered and developed that could become more widely accepted.

                              RECENT DEVELOPMENTS

    The Company recently announced that it received a Nasdaq Staff Determination on March 21, 2001, stating that the Company has failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market System. The Company has filed a request for a hearing before the Nasdaq Qualifications Panel ("Panel") to review the staff determination and has been notified that the hearing will be held on May 3, 2001. The Company's common stock will continue to trade on the Nasdaq National Market System pending a final decision by the Panel. At this time, the Company is in compliance with all of Nasdaq's continued listing requirements for the National Market System except for the minimum bid price requirement. There can be no assurance, however, that the Panel will decide to allow the Company to remain listed or that the Company's efforts will prevent the delisting of its common stock. The Company will not be notified until the Panel makes a formal decision. In the event the Company's shares are delisted from the Nasdaq National Market System, it will attempt to have its common stock traded on the NASD OTC Bulletin Board.

DEVELOPMENT AND REGULATORY STATUS OF ERGOSET-REGISTERED TRADEMARK- TABLETS FOR
  THE TREATMENT OF DIABETES

    ERGOSET-Registered Trademark- tablets are a low-dose, fast-release, oral formulation of bromocriptine mesylate, a dopamine agonist previously approved by the FDA to treat Parkinson's disease, acromegaly and hyperprolactinemic conditions. ERGOSET-Registered Trademark- tablets are a potent dopamine-receptor agonist, which operates through a mechanism of action that appears to be different from other anti-diabetic drugs. Research by the Company and its founding scientists indicates that healthy, lean subjects evidence high levels of dopaminergic activity during the daytime and that obese and type 2 diabetic subjects evidence low levels of dopaminergic activity during the same time period. Specifically timed treatment with ERGOSET-Registered Trademark- tablets is believed to help restore a more normal daily pattern of dopaminergic activity in the brain. This activity in the brain is believed to act as a central regulator of metabolic function, i.e., of lipid and glucose metabolism.

    The Company filed with the FDA an NDA in August 1997 seeking approval of ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes as a monotherapy and as adjunctive therapy with sulfonylureas. In October 1997, the FDA accepted the NDA for filing. On May 14, 1998, the FDA Advisory Panel found that there was not sufficient evidence to recommend the NDA for approval. On November 20, 1998, Ergo received a letter from the Division of Metabolic and Endocrinologic Drug Products at the FDA indicating that its NDA for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes was not approvable, citing an overall benefit to risk ratio. The Company appealed this decision within the FDA. Company representatives had several meetings with FDA officials at that time to discuss the Company's belief that ERGOSET-Registered Trademark- should be approved. In the fourth quarter of 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET-Registered Trademark- tablets is approvable. However, before ERGOSET-Registered Trademark- tablets can be approved by the FDA for marketing, the letter indicated that it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-Registered Trademark- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, the FDA stated that ERGOSET-Registered Trademark- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome the FDA's concerns about the possible increased risk of a serious adverse event. The FDA letter does not include specifics about the size and scope of such a clinical trial that would satisfy its concerns. The resolution of the FDA's safety concern must be sufficient to support approval in light of a treatment effect that the FDA characterized as small. In 2000, the Company met and had other discussions with the FDA in an effort to persuade the FDA that ERGOSET-Registered Trademark- should be approved. The Company also had discussions with the FDA and its own consultants in an effort to determine the appropriate scope and size of the safety trial that would satisfy the FDA's concerns. Following its efforts to develop ERGOSET-Registered Trademark- and obtain FDA approval as well as consideration of factors that would impact the ability of the Company to profitably market ERGOSET-Registered Trademark- when and if approved for marketing, the Company believes that the next phase of the development of ERGOSET-Registered Trademark- will be better undertaken by another company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. See "Risk Factors--Efforts to Obtain FDA Approval to Market ERGOSET-Registered Trademark-Tablets May Prove Unsuccessful;" "Business--Government Regulation;" and "Business--Commercialization."

COMMERCIALIZATION

    MARKETING. On January 3, 1999, Johnson & Johnson terminated its worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") with Ergo to develop and commercialize ERGOSET-Registered Trademark- tablets. Accordingly, the Company currently does not have another marketing partner for this product candidate. The Company believes that the next phase of the development of ERGOSET-Registered Trademark- will be better undertaken by another company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo and is taking steps which could lead to the sale or license of the Company's interests in the Science Assets.

    MANUFACTURING. Ergo does not operate and does not plan to operate manufacturing facilities for the production of either bulk chemicals or the finished pharmaceutical dosage forms for its product candidates. In
October 1997, the Company entered into an amended and restated supply agreement (the "Supply Agreement") with Geneva Pharmaceuticals, Inc. Under the Supply Agreement, the Company agreed to purchase its worldwide supply of ERGOSET-Registered Trademark- tablets from Geneva on a "cost-plus" basis. The Company also agreed to issue to Geneva shares of Ergo common stock and make additional payments to Geneva upon the occurrence of certain regulatory events and for performance of the agreement for a specified period. On March 16, 2001, Ergo notified Geneva of its intention to terminate the Supply Agreement 60 days after the date of its notice. Accordingly, in order to receive FDA approval of the marketing of ERGOSET-Registered Trademark-, a purchaser or licensee of the Science Assets (or Ergo if it were unable to sell or license the Science Assets) must either have the capability to manufacture ERGOSET-Registered Trademark-tablets in a facility which has passed the FDA's pre-approval inspection process or must identify an appropriate source to supply its requirements on suitable terms and in adequate quantities in such a facility. The active ingredient in ERGOSET-Registered Trademark- tablets is available from few suppliers in the world, and the manufacturing process for the active ingredient is complex and lengthy. See "Risk Factors--If Regulatory Approval is Obtained for ERGOSET-Registered Trademark- Tablets, Efforts to Further Develop or Market ERGOSET-Registered Trademark- Tablets May be Unsuccessful."

PATENTS, PROPRIETARY RIGHTS AND LICENSES

    The Company has rights to more than 45 issued or pending U.S. patent applications as well as their respective counterparts filed in other countries. Louisiana State University ("LSU") has licensed its interest in more than 40 issued or pending U.S. patent applications exclusively to the Company. See "Business--LSU Agreement." The Company is a co-owner of certain of those U.S. patents and patent applications. The Company's patent and patent application portfolio for ERGOSET-Registered Trademark- tablets candidates is based on the timed administration of neurotransmitter-modulating drugs to address abnormalities of the neuroendocrine system. The Company was also issued a patent in the United States relating to a fast-release formulation of ERGOSET-Registered Trademark- tablets. The ability of Ergo, or a purchaser or licensee of the Science Assets, to commercialize profitably any product candidates depends, in part, upon Ergo's or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing upon the proprietary rights of third parties. Accordingly, in the event that the Company elects to sell or license the Science Assets, it may require the prior approval of LSU to any such sale or license. See "Risk Factors--If Regulatory Approval is Obtained for ERGOSET-Registered Trademark- Tablets, Efforts to Further Develop or Market ERGOSET-Registered Trademark- Tablets May be Unsuccessful."

LSU AGREEMENT

    The Company's rights to ERGOSET-Registered Trademark- tablets and its other technologies derive, in part, from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. Under an agreement originally signed in 1990 (as amended, the "LSU Agreement"), LSU granted to Ergo an exclusive license to its rights under certain patents and patent applications. In the LSU Agreement, the Company agreed to commercialize ERGOSET-Registered Trademark- tablets in all countries where commercialization is reasonably justified economically. As previously disclosed by the Company, if the LSU Agreement were terminated for any reason, the Company would no longer possess significant rights necessary to commercialize ERGOSET-Registered Trademark- tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs thereby having a material and adverse effect on the Company. See "Risk Factors--If Regulatory Approval is Obtained for ERGOSET-Registered Trademark-Tablets, Efforts to Further Develop or Market ERGOSET-Registered Trademark-Tablets May be Unsuccessful."

    In 1998, a dispute arose between the Company and LSU concerning whether the Company owed LSU royalties because of certain payments the Company received from Johnson & Johnson. LSU sought payment of $4,138,000. Following mediation required under the LSU Agreement, the dispute was submitted to binding arbitration. In February 2000, the Company announced that the arbitrator rendered a preliminary decision that, contrary to the Company's position, royalties are due to LSU because of a $10 million payment received from Johnson & Johnson for the purchase of common stock. Following the arbitrator's preliminary decision against the Company, the Company settled its dispute with LSU in October 2000. As part of the settlement, the Company paid LSU approximately $3 million.

MGH AGREEMENT

    The Company entered into an exclusive license agreement (the "MGH Agreement") with Massachusetts General Hospital ("MGH") for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer using the timed administration of certain neurotransmitter modulators. The MGH Agreement requires, among other things, the Company to pay MGH a royalty on product sales and to make specified payments upon the completion of certain milestones. The MGH Agreement also sets forth a development schedule for products covered by the licensed patents, which requires the Company to commence and complete certain clinical trials within specified time periods. The MGH Agreement provides that MGH may terminate the agreement if the Company breaches its terms and fails to cure the breach within 60 days. MGH recently notified Ergo of a material breach related to the non-completion of certain milestones. While MGH may terminate the MGH Agreement at any time, MGH has temporarily delayed proceeding with immediate termination. If the license with MGH is terminated for any reason, the Company's rights to certain product candidates and potential candidates would be non-exclusive. See "Business--LSU Agreement."

GOVERNMENT REGULATION

    The lack of FDA regulatory approvals have materially and adversely affected the Company's ability to commercialize ERGOSET-Registered Trademark- tablets and thereby the Company's ability to receive product revenues or royalties. There is significant risk that FDA approval for ERGOSET-Registered Trademark- tablets will not be obtained, for the following reasons, among others:

    - Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources;

    - Human drug development, including clinical trials, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and these activities are regulated in other countries where products are tested;

    - Additional government regulation may be established that could prevent or delay regulatory approval of product candidates;

    - The FDA has approved seven drugs for the treatment of type 2 diabetes that have methods of action that are different from sulfonylureas and are intended to address the hyperglycemia associated with diabetes, several of which have been very successful in the market; and

    - ERGOSET-Registered Trademark- tablets, if approved by the FDA for marketing, will compete against existing therapies for type 2 diabetes, such as insulin and oral anti-diabetic agents that are supported by companies with significantly greater resources than Ergo, including Bristol-Myers Squibb Company, Bayer Corporation, Warner-Lambert Company, SmithKline Beecham Pharmaceuticals, Takeda Pharmaceuticals America, Inc., Eli Lilly and Company, Novo Nordisk and Schering-Plough Corporation.

    In addition, FDA and other regulatory authorities require that the safety and efficacy of the Company's therapeutic product candidates must be established by at least two adequate and well-controlled Phase III clinical trials. If Phase III clinical trials are not conducted or, if conducted, the results of such trials do not establish the safety and efficacy of the Company's product candidates to the satisfaction of the FDA and other regulatory authorities, the Company will not receive the approvals necessary to market its product candidate.

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

    Ergo's research and development has involved the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. The Company has been subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

HUMAN RESOURCES

    As of March 9, 2001, the Company had six employees, including five part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

                                  RISK FACTORS

    IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND ALL OTHER SEC REPORTS OF THE COMPANY, YOU SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY, ITS BUSINESS AND THE STRATEGIC DIRECTION THE COMPANY MAY HEAD IN THE FUTURE.

ERGO IS A COMPANY IN TRANSITION

    To date, the Company has dedicated most of its financial resources to ERGOSET-Registered Trademark- tablets research and development, general and administrative expenses and the prosecution of patents and patent applications. The Company has generated no revenues from product sales. Its ability to receive any revenues from product sales has been dependent upon, among other factors, receiving market clearance from the FDA. The Company has been unprofitable since its inception, and as of December 31, 2000, the Company's accumulated deficit was approximately $87.8 million. As more fully described above, the Company believes that the next phase of the development of ERGOSET-Registered Trademark-will be better undertaken by another company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. Accordingly, the Company has begun the process of attempting to sell or license its interest in ERGOSET-Registered Trademark- and all of its Science Assets.

    Ergo's Board of Directors is also considering additional strategic alternatives for the Company to enhance shareholder value. Although no final decisions have been made, the Board is considering (i) taking steps to help preserve the Company's net operating loss carry forwards and (ii) acquiring one or more existing businesses that are income-producing. During this transition period, the Company is continuing to conserve its cash and other assets.

    The Company cannot assure you that it will be able to make successfully the transition from developing ERGOSET-Registered Trademark- to acquiring an income-producing business or pursuing another strategic direction. No assurances can be given that the Company will have adequate capital, human or other resources to pursue another line of business or that such capital, human and other resources will be available from other sources or, if available, that the Company will be able to obtain or attract such capital, human and other resources on terms that are acceptable to the Company. Until a decision is made, no assessment can be made of the nature or intensity of the competition that the Company may face in pursing an alternative line of business.

THE COMPANY MAY NOT BE ABLE TO SELL OR LICENSE THE SCIENCE ASSETS ON ACCEPTABLE TERMS

    Our Board of Directors is taking steps which could lead to the sale or license of the Science Assets. There can be no assurances given that the Company will be able to identify one or more suitable purchasers or licensees or enter into a transaction on economic and other terms that are acceptable to the Company. In addition, even if the Company is able to negotiate acceptable arrangements for the sale or license of the Science Assets, such a transaction may require the approval of third parties including, but not limited to, LSU.

THE COMPANY MAY ELECT TO USE ALL OF ITS CASH AND OTHER ASSETS TO ACQUIRE ONE OR MORE OPERATING BUSINESSES

    Our Board of Directors is considering, among other strategic alternatives, acquiring one or more existing businesses that are income-producing. If the Company elects to acquire an operating business, it anticipates that it will use most or all of its cash to complete such a transaction, thereby materially and adversely affecting the Company's liquidity. In addition, the capital required to complete an acquisition and, if completed, to operate the acquired business may exceed the Company's current resources. If the Company needs additional capital for this purpose, there can be no assurance that such capital will be available to the Company at all, or on terms acceptable to the Company. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the Company's stockholders. It is likely that the Company will have to pay for a substantial portion of the purchase price for an income-producing business with borrowed funds. If the Company is successful in obtaining debt financing, the cash flow from the acquired business may prove to be insufficient to service any such debt and lenders of such debt will have rights to have their loans satisfied before any distribution of assets may be made to the Company's stockholders.

EFFORTS TO OBTAIN FDA APPROVAL TO MARKET ERGOSET-REGISTERED TRADEMARK- TABLETS MAY PROVE UNSUCCESSFUL

    The Company filed an NDA with the FDA for ERGOSET-Registered Trademark-tablets to treat type 2 diabetes in August 1997. The FDA subsequently accepted the filing in October 1997. On May 14, 1998, the FDA Advisory Panel for ERGOSET-Registered Trademark- tablets found that there was not sufficient evidence to recommend the NDA for approval. On November 20, 1998, Ergo received a letter from the Division of Metabolic and Endocrinologic Drug Products at the FDA indicating that its NDA for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes was not approvable, citing an overall benefit to risk ratio. The Company appealed this decision within the FDA. In the fourth quarter of 1999, the Company announced receipt of a letter from the Office of Drug Evaluation II, Center for Drug Evaluation and Research at the FDA stating that its NDA for ERGOSET-Registered Trademark- tablets is approvable. However, before ERGOSET-Registered Trademark- tablets can be approved by the FDA for marketing, it will be necessary for Ergo to address FDA concerns relating to the clinical safety of ERGOSET-Registered Trademark- tablets and other issues, including biopharmaceutics, pharmacology and toxicology. In its letter, the FDA stated that ERGOSET-Registered Trademark- tablets are effective in the treatment of type 2 diabetes as adjunctive therapy with sulfonylureas. The letter also stated, however, that data submitted by the Company, including epidemiology data recently developed by the Company, did not adequately overcome the FDA's concerns about the possible increased risk of a serious adverse event. In 2000, the Company met and had other discussions with the FDA in an effort to persuade the FDA that ERGOSET-Registered Trademark- should be approved. The Company also had discussions with the FDA and its own consultants in an effort to determine the appropriate scope and size of safety trial that would satisfy the FDA's concerns. The resolution of this safety concern must be sufficient to support approval in light of a treatment effect which the FDA characterized as small. Even if the safety trial is conducted, the results from such additional clinical trial may not be satisfactory to the FDA. Accordingly, for this and other reasons, the Company cannot give any assurances that the FDA will grant its approval to market ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes. Even if regulatory approval is eventually granted, any approval could contain material limitations on the indicated uses for which ERGOSET-Registered Trademark- tablets may be marketed. See "Business--Government Regulation." If the FDA does not approve the NDA for ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes, then the Company, or any corporate partner, or purchaser or licensee of the Science Assets, will not be able to market ERGOSET-Registered Trademark- tablets for that indication. This result has, and will continue to have, a material and adverse effect on the Company.

IF REGULATORY APPROVAL IS OBTAINED FOR ERGOSET-REGISTERED TRADEMARK- TABLETS, EFFORTS TO FURTHER DEVELOP OR MARKET ERGOSET-REGISTERED TRADEMARK- TABLETS MAY BE UNSUCCESSFUL

    There are several risks associated with further efforts to develop and market ERGOSET-Registered Trademark- tablets even if FDA approval for marketing is granted. The challenges to be faced by a purchaser or licensee of the Science Assets (or by Ergo in the unlikely event that its chooses to continue its traditional line of business), include, but are not limited to:

    NECESSITY FOR SUBSTANTIAL MARKETING CAPABILITIES AND RESOURCES TO EFFECTIVELY MARKET ERGOSET-REGISTERED TRADEMARK- TABLETS. The Company has no experience in sales, marketing and distribution. The market for products for type 2 diabetes is large. To market a new product for type 2 diabetes to primary care and general practice physicians requires significant resources and expertise. If ERGOSET-Registered Trademark- tablets are approved for marketing, it will be critical for the Company to enter into marketing arrangements with third parties, or for the purchaser or licensee of the Science Assets to have or to enter into marketing arrangements with third parties, for the provision of established marketing and sales capabilities. Failure to market
ERGOSET-Registered Trademark- successfully would have a material adverse effect on the Company or on a purchaser or licensee of the Science Assets. Johnson & Johnson terminated a previous development and marketing agreement with the Company in January 1999.

    NECESSITY FOR MANUFACTURING CAPABILITIES AND RESOURCES TO SUPPLY ERGOSET-REGISTERED TRADEMARK- TABLETS. The Company does not operate manufacturing facilities for the production of either bulk chemicals or the pharmaceutical dosage forms for its product candidates. In October 1997, the Company amended and restated its 1995 United States supply agreement with Geneva Pharmaceuticals, Inc. ("Geneva") for the finished dosage forms of ERGOSET-Registered Trademark- tablets. On March 16, 2001, Ergo notified Geneva of its intention to terminate the Supply Agreement 60 days after the date of its notice. Accordingly, when and if the FDA approves ERGOSET-Registered Trademark-for marketing, a purchaser or licensee of the Science Assets must either have the capability to manufacture ERGOSET-Registered Trademark- tablets in a facility which has passed the FDA's pre-approval inspection process or must identify an appropriate source to supply its requirements on suitable terms and in adequate quantities in such a facility. Like Geneva, other suppliers would need to meet FDA manufacturing requirements. Furthermore, certain dosage strengths for ERGOSET-Registered Trademark- tablets, in their current formulation and packaging, have a limited shelf life that will need to be reformulated for commercial marketing. The Company cannot assure you or a purchaser or licensee of the Science Assets that these issues can be resolved or that ERGOSET-Registered Trademark- tablets will be commercially marketable.

    THERE IS INTENSE COMPETITION IN THE MARKET FOR THE TREATMENT OF TYPE 2 DIABETES. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than the Company's are developing products that directly compete with the Company's products. Many drugs are commercially available for the treatment of type 2 diabetes, including Acarbose-Registered Trademark-, Glucophage-Registered Trademark-, Amaryl-Registered Trademark-, Prandin-Registered Trademark-, Avandia-Registered Trademark-, ACTOS-TM- and Starlix-Registered Trademark-. Glucophage-Registered Trademark-, Avandia-Registered Trademark- and ACTOS-TM- have rapidly gained substantial market acceptance as therapies for type 2 diabetes as a result of their superior glucose lowering capabilities. The Company cannot assure you or a purchaser or licensee of the Science Assets that ERGOSET-Registered Trademark- tablets will be able to compete successfully with any of these or other products if ERGOSET-Registered Trademark- tablets receive regulatory clearance. In addition, promotional activities for ERGOSET-Registered Trademark- tablets will be limited to the claims on the product label approved by the FDA. Other companies may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts and other factors. See "Business--Government Regulation."

    ERGOSET-REGISTERED TRADEMARK- TABLETS MAY NOT BE ABLE TO BE SOLD AT DESIRED PRICES. If FDA approval is granted, the ability to commercialize ERGOSET-Registered Trademark- will depend in part on the extent to which appropriate reimbursement levels to cover costs and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). The are several legislative and other constituencies in the United States that devote their efforts to challenging the pricing of pharmaceutical products that have resulted in, and may continue to result in, lower prices and reduced demand. In addition, significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. The unavailability or inadequacy of third-party reimbursement for ERGOSET-Registered Trademark- would have a material adverse effect. It is not possible to forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on ERGOSET-Registered Trademark-.

    THE SCIENCE ASSETS DEPEND UPON PATENTS AND PROPRIETARY RIGHTS THAT MAY FAIL TO PROVIDE ADEQUATE PROTECTION. The ability of the Company or a purchaser or licensee of the Science Assets to commercialize product candidates will depend, in part, upon the ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing upon the proprietary rights of third parties. In general, the United States patents and patent applications owned by or licensed to the Company are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. The U.S. patents for bromocriptine, the active ingredient in ERGOSET-Registered Trademark- tablets, have expired, and composition-of-matter protection is not available for the active ingredient. Bromocriptine is currently sold in the United States and other markets for several uses other than the treatment of type 2 diabetes. Even in jurisdictions where the timed use of bromocriptine for type 2 diabetes may be covered by the claims of a use patent licensed to the Company, off-label sales might occur. Off-label sales are more likely to occur if another company markets bromocriptine at a price that is less than the price that would be charged for ERGOSET-Registered Trademark-tablets, thereby potentially reducing the sales of ERGOSET-Registered Trademark-tablets. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. The Company cannot provide any assurances that:

    - patents will issue from the patent applications filed by the Company or its licensors or that the scope of any claims granted in any patent will provide proprietary protection or a competitive advantage to the Company;

    - the validity or enforceability of patents issued or licensed to the Company will not be challenged by others or that, if challenged, a court will find the patents to be valid and enforceable; or

    - competitors will not be able to circumvent any patents issued or licensed to the Company.

    If the Company or a purchaser or licensee of the Science Assets is unable to obtain and maintain a proprietary position with respect to ERGOSET-Registered Trademark- or other product candidates, such a result would have a material adverse effect on the Company, such purchaser or licensee.

    Ergo has relied on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company has relied on trade secrets and unpatented know-how to maintain its competitive technological position, the Company cannot assure you that others may not independently develop the same or similar technologies. The steps the Company has undertaken to protect this proprietary information may prove ineffective to prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information.

    The Company's rights to ERGOSET-Registered Trademark- tablets derive in part from a license from LSU for certain patents and patent applications. The Company is a co-owner of certain of these patents and patent applications. The Company entered into a license agreement with MGH for its interest in certain patent applications covering the treatment of immune dysfunctions and cancer. If the license with LSU is terminated for any reason, the Company may be prohibited from commercializing ERGOSET-Registered Trademark- tablets and certain other technologies relating to the timed administration of neurotransmitter-modulating drugs. This would have a material adverse effect on the Company and its ability to sell or license the Science Assets. MGH has notified the Company of its intention to terminate the Company's license with MGH because of failure to meet certain milestones. While MGH may terminate the MGH Agreement at any time, MGH has temporarily delayed proceeding with immediate termination. If the license with MGH is terminated for any reason, the Company's rights to certain product candidates and potential candidates would be non-exclusive. See "Business--LSU Agreement" and "Business--MGH Agreement."

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

    The Company cannot provide any assurances that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may have to seek a license, defend an infringement action or challenge the validity of the patents in court. The Company cannot give any assurances that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages; may encounter significant delays in bringing products to market; or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. The Company cannot assure you that it has identified United States and foreign patents that pose a risk of infringement.

    PRODUCT LIABILITY CLAIMS MAY ARISE OUT OF THE MANUFACTURE, TESTING AND SALE OF PRODUCTS BASED ON THE SCIENCE ASSETS. The Company cannot assure you that product liability claims, if made, would not result in a recall of ERGOSET-Registered Trademark- or other products based on the Science Assets or that product liability insurance coverage will be adequate to cover any such claims. In addition, the loss of coverage for the administration of the Company's product candidates would be a breach of the terms of the Company's agreements with its licensors, which could lead to termination of those agreements. See "Business--LSU Agreement" and "Business--MGH Agreement."

LACK OF KEY PERSONNEL

    The success of the Company depends in large part on the Company's ability to attract and retain highly qualified personnel. Over the past couple of years, the Company has terminated nearly all of its employees, including nearly all key personnel. The Company cannot assure you that it will be successful in hiring or retaining key personnel. See "Business--Government Regulation" and "Business--Human Resources."

CONCENTRATED OWNERSHIP OF OUR COMMON STOCK RESULTS IN SIGNIFICANT INFLUENCE OVER STOCKHOLDERS' DECISIONS

    As of March 9, 2001, current directors, executive officers and our largest stockholder, Court Square Capital Limited ("Court Square"), an affiliate of Citicorp Venture Capital, Ltd., beneficially own and have the right to vote approximately 28% of our outstanding shares. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, including votes concerning, among other things, the election of directors; the adoption or amendment of provisions in the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"); and the approval of mergers and other significant corporate transactions and reorganizations. These levels of concentrated ownership by a few persons, along with the factors described in "Risk Factors--Anti-takeover Provisions Could Impair Market Price of Ergo Common Stock," may have the effect of delaying or preventing a change in the management or voting control of the Company. On August 30, 2000, our Board of Directors acted to approve Court Square's purchase of 1,601,000 shares of our outstanding common stock then held by Hunt Financial Corporation and one of its affiliates for purposes of Section 203 of the Delaware General Corporation Law. The grant of this approval caused the restrictions on further business combinations between the Company and Court Square to no longer be applicable to Court Square.

THE MARKET VALUE OF ERGO STOCK HAS BEEN VOLATILE IN THE PAST THREE YEARS AND VOLATILITY IS LIKELY TO CONTINUE

    The market price for Ergo common stock has been volatile over the past three years. Ergo cannot assure you that the market price of Ergo common stock will not continue to decrease in the future. The Company believes that the most significant factors that will have an effect on the market price of Ergo common stock will be an announcement by the Company of the resolution of its ongoing evaluation of the strategic alternatives for the Company and implementation of any such strategic alternative, future purchases and sales of outstanding shares of Ergo's common stock and whether the Company will be able to maintain listing of its common stock on the Nasdaq National Market System. If Nasdaq delists Ergo's common stock from the National Market System, the ability of stockholders of Ergo to buy and sell shares of Ergo common stock may be impaired. In addition, the continued delisting of Ergo common stock could adversely affect Ergo's ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses.

ERGO'S COMMON STOCK MAY BE DELISTED AND MAY BECOME SUBJECT TO RULES RELATING TO
  LOW-PRICED OR PENNY STOCK

    If, for any reason, Ergo's common stock does not remain accepted for listing on the Nasdaq National Market System, Ergo expects that its common stock would be traded in the over-the-counter markets through the "pink sheets" or on the NASD's OTC Bulletin Board. In addition, if Ergo common stock is delisted from the Nasdaq National Market System, the common stock would be covered by a SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell Ergo common stock and also may affect the ability of holders of Ergo common stock to resell their shares of common stock.

ANTI-TAKEOVER PROVISIONS COULD IMPAIR MARKET PRICE OF ERGO COMMON STOCK

    Ergo has adopted certain anti-takeover measures. Its Certificate of
Incorporation:

    - provides for staggered terms of office for directors;

    - requires certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings;

    - prohibits stockholders from calling special meetings of stockholders; and

    - authorizes the Board of Directors of the Company to issue up to 10,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences, and other designations, including voting rights, of those shares as the Board of Directors may determine.

These provisions, alone or in combination with each other and with the matters described in "Risk Factors--Concentrated Ownership of our Common Stock Results in Significant Influence Over Stockholders' Decisions," may discourage transactions involving actual or potential changes of control of the Company. Such transactions may include those that otherwise could involve payment of a premium over prevailing market prices to holders of common stock. Except with respect to Court Square, the Company also is subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult. The Company is considering steps it could take to help preserve its net operating loss carryforwards and reduce, but not eliminate, the risk of the occurrence of an ownership change. The steps under consideration may have the incidental effect of impeding the attempt of a person or entity from acquiring a significant or controlling interest in the Company, render it difficult to effect a merger or similar transaction even if the transaction is favored by a majority of independent stockholders, and entrenching management.

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

ITEM 2. PROPERTIES

FACILITIES

    In September 2000 the Company leased approximately 1,200 square feet of office space as its principal office in Jefferson Office Park, North Andover, Massachusetts. This space is leased through September 2001. The Company formerly occupied approximately 2,700 square feet at North Andover Mills, North Andover, Massachusetts, under a lease which expires in May 2001.

ITEM 3. LEGAL PROCEEDINGS

    In 1998, the Company and LSU entered into dispute resolution under the provisions of the LSU Agreement. The dispute related to the amount of payment owed to LSU from various payments that the Company received from Johnson & Johnson. LSU sought payment of $4,138,000. In February 2000, the Company announced that an arbitrator rendered a preliminary ruling that, contrary to the Company's position, a royalty is due to LSU on a $10 million payment received from Johnson & Johnson for the purchase of common stock. In October 2000, the Company settled its dispute with LSU and paid them approximately $3 million of which $2 million was charged to research and development expense in the third quarter of 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq National Market System under the symbol "ERGO". At March 9, 2001, the number of record holders of the Company's common stock was approximately 241. The following table sets forth, for the periods indicated, the high and low sale price for the Company's common stock as reported on the Nasdaq National Market System.

                                                                HIGH       LOW
                                                              --------   --------
2000
  First Quarter.............................................   $5.375     $1.250
  Second Quarter............................................   $2.125     $1.156
  Third Quarter.............................................   $1.469     $1.031
  Fourth Quarter............................................   $1.156     $0.500

1999
  First Quarter.............................................   $1.438     $0.875
  Second Quarter............................................   $2.125     $0.875
  Third Quarter.............................................   $1.500     $0.969
  Fourth Quarter............................................   $1.969     $1.000

    The terms of the Company's series D exchangeable preferred stock prohibit the Company from paying dividends on the common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this report.

                                                                        YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                     2000          1999          1998           1997           1996
                                                  -----------   -----------   -----------   ------------   ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues (1)....................................           --            --   $18,924,552             --             --
Operating expenses:
  Research and development (2)..................     (163,834)    2,269,450    14,549,810     13,258,016     12,272,478
  Cost of product revenue.......................           --            --     2,488,520             --             --
  Purchase of in-process research and
    development.................................           --            --            --             --        168,750
  Write-off related to renegotiated supply
    agreement (3)...............................           --            --     2,499,000             --             --
  General and administrative (4)(5)(6)(7).......    1,748,301     3,597,382     7,558,572      6,973,776      6,139,072
                                                  -----------   -----------   -----------   ------------   ------------
  Total operating expenses......................    1,584,467     5,866,832    27,095,902     20,231,792     18,580,300
                                                  -----------   -----------   -----------   ------------   ------------
Other Income:
  Interest and other income.....................    1,920,922     1,628,206     1,862,453      1,689,252      1,397,521
                                                  -----------   -----------   -----------   ------------   ------------
    Net income (loss)...........................      336,455    (4,238,626)   (6,308,897)   (18,542,540)   (17,182,779)
Accretion of dividends on preferred stock.......     (554,000)     (522,202)     (492,228)      (463,968)      (437,332)
                                                  -----------   -----------   -----------   ------------   ------------
    Net loss to common stockholders.............  $  (217,545)  $(4,760,828)  $(6,801,125)  $(19,006,508)  $(17,620,111)
                                                  ===========   ===========   ===========   ============   ============
    Net loss per common share (basic and
      diluted) (8)..............................  $     (0.02)  $     (0.33)  $     (0.48)  $      (1.44)  $      (1.57)
                                                  ===========   ===========   ===========   ============   ============
Weighted average common shares outstanding
  (basic and diluted)...........................   14,292,418    14,255,823    14,087,917     13,212,042     11,248,315
                                                  ===========   ===========   ===========   ============   ============

                                                                              DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                      2000          1999          1998          1997          1996
                                                   -----------   -----------   -----------   -----------   -----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................  $10,130,599   $ 4,292,631   $15,715,708   $13,923,115   $18,066,884
Investments......................................   16,958,488    26,047,124    17,997,599     9,536,995    20,550,986
Working capital..................................   26,124,695    18,431,622    29,563,042    20,943,195    36,917,629
Total assets.....................................   27,129,619    30,409,901    34,724,868    28,664,666    41,385,280
Long-term obligations............................           --            --       155,596       327,442       385,256
Total stockholders' equity.......................   26,146,488    25,786,233    29,825,882    25,135,381    39,065,225

------------------------------

(1) Relates to revenue received from Johnson & Johnson in 1998 in accordance with the Joint Collaboration and License Agreement. See Note 9 of Notes to Consolidated Financial Statements.

(2) Includes adjustments to estimates of amounts required to settle ERGOSET-Registered Trademark- related obligations in 2000, offset by a $2 million charge as part of the LSU settlement.

(3) See Note 9 of Notes to Consolidated Financial Statements.

(4) Includes noncash charges in 1997 totaling $647,413 related to the resignation of a Company senior executive. See Note 10 of Notes to Consolidated Financial Statements.

(5) Includes a noncash charge in 1996 of $1,030,981 related to the resignation of a Company senior executive. See Note 10 of Notes to Consolidated Financial Statements.

(6) Includes a charge in 1998 of $1,042,290 related to an asset write-down of equipment and leasehold improvements. See Note 4 of Notes to Consolidated Financial Statements.

(7) Includes a loss on the disposal of equipment in 1999 in the amount of $157,000. See Note 4 of Notes to Consolidated Financial Statements.

(8) The Company has never paid cash dividends on its common stock other than distributions made to stockholders when the Company was owned only by individuals and had elected to be an S corporation for U.S. federal income tax purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT ERGO'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS. ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ASSUMED, ESTIMATED OR OTHERWISE INDICATED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION:

    - ERGO IS A COMPANY IN TRANSITION;

    - ERGO'S COMMON STOCK MAY BE DELISTED AND BECOME SUBJECT TO RULES RELATING TO LOW-PRICED OR PENNY STOCK;

    - THE COMPANY IS TAKING STEPS WHICH COULD LEAD TO THE SALE OR LICENSE OF ITS INTERESTS (INCLUDING ITS INTELLECTUAL PROPERTY RIGHTS) IN
      ERGOSET-REGISTERED TRADEMARK- AND ITS OTHER HUMAN DRUG RELATED ASSETS;

    - THE COMPANY MAY ELECT TO USE ALL OF ITS CASH AND OTHER ASSETS, AND MAY NEED SIGNIFICANT ADDITIONAL FUNDING TO ACQUIRE AND OPERATE ONE OR MORE INCOME-PRODUCING BUSINESSES;

    - AN "APPROVABLE" LETTER DOES NOT MEAN THAT A PRODUCT WILL BE APPROVED, PARTICULARLY WHERE, AS HERE, IT IS NECESSARY TO SATISFY THE FDA (PRIOR TO APPROVAL) THAT THERE IS NOT AN INCREASED RISK OF A SERIOUS ADVERSE EVENT;

    - COMPETITION IN THE ANTI-DIABETIC MARKET IS INTENSE; OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THIS INDICATION AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS; AND

    - THE NEED FOR ADDITIONAL FUNDING TO SUPPORT IMPLEMENTATION OF AN ALTERNATIVE STRATEGIC DIRECTION.

    FURTHER INFORMATION AND ADDITIONAL IMPORTANT FACTORS ARE SET FORTH IN THE SECTION ENTITLED "ITEM 1. BUSINESS--RISK FACTORS." ERGO DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

                                    OVERVIEW

    Ergo Science Corporation ("Ergo" or the "Company") is a company in transition. Since 1990, the Company has been engaged in developing ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes and other metabolic disorders. Over the last several years, however, the Company has been unable to persuade the U.S. Food and Drug Administration (the "FDA") to approve ERGOSET-Registered Trademark- for marketing. Although
ERGOSET-Registered Trademark- is considered "approvable" by the FDA, the FDA has required, prior to granting approval, an additional clinical trial to rule out a possible increased risk of a serious adverse event with the use of ERGOSET-Registered Trademark-. After discussions with the FDA and its own consultants regarding the scope and complexity of the additional clinical trial, the Board of Directors of the Company believes that the next phase of the development of ERGOSET-Registered Trademark- will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. Accordingly, the Company has begun the process of attempting to sell or license its interests in ERGOSET-Registered Trademark- (including its intellectual property rights) and its other human drug related assets (collectively, the "Science Assets").

    Ergo's Board of Directors is also considering additional strategic alternatives for the Company to enhance shareholder value. Although no final decisions have been made, the Board is considering (i) taking steps to help preserve the Company's net operating loss carry forwards and (ii) acquiring one or more existing businesses that are income-producing. In order to complete any such acquisition and to operate thereafter, the Company may require additional debt and/or equity financing which, if available on acceptable terms, may involve leveraging the Company's assets and granting rights to lender(s) superior to those of existing shareholders, issuing preferred stock or other securities with rights superior to those of existing shareholders and/or issuing additional common stock that would dilute existing shareholders. During this transition period, the Company intends to continue to conserve its cash and other assets.

    In 1997, the Company filed with the FDA its NDA seeking approval for marketing for ERGOSET-Registered Trademark- tablets, the Company's lead product. In 1998, an advisory committee of the FDA recommended that ERGOSET-Registered Trademark- tablets not be approved by the FDA for treatment of type 2 diabetes and, later that year, the FDA's Division of Endocrinology and Metabolism formally rejected the Company's application for approval of ERGOSET-Registered Trademark-. The Company appealed this determination within the FDA and subsequently, in November 1999, the Company announced that the FDA had notified the Company that its NDA for approval for ERGOSET-Registered Trademark- tablets was "approvable," but that the Company would have to perform an additional clinical trial before any potential FDA approval would the granted. In order to address FDA safety concerns and overall benefit to risk ratio, the FDA required the Company to perform a clinical trial without specifying the size and scope of such a trial. In 2000, the Company met and had other discussions with the FDA in an effort to persuade the FDA that ERGOSET-Registered Trademark- should be approved. The Company also had discussions with the FDA and its own consultants in an effort to determine the appropriate scope and size of safety trial that would satisfy the FDA's concerns. Simultaneously with these discussions, the Company continued to weigh, among other things, the development and intensity of competition in the anti-diabetic drug market, the resources and time required to perform a safety trial of sufficient size and scope that would address the FDA's concerns, the ability of the Company to attract a partner to assist in performing a safety trial, the likelihood and timing of FDA approval even after completion of a safety trial, the ability of the Company to establish the commercial alliances necessary to successfully market ERGOSET-Registered Trademark- if it were approved, and the probability that, in the meantime, new treatments and products may be discovered and developed that could become more widely accepted.

    From inception through 2000, the Company has been unprofitable.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 2000

    Research and development expenses decreased from $2,269,450 to ($163,834) in 1999 and 2000, respectively. The reduction in costs in 2000 is a result of the Company's decision to discontinue funding of all of its preclinical development programs, a change in estimate of amounts required to settle
ERGOSET-Registered Trademark- related development obligations, offset by a $2 Million charge as part of the settlement with LSU.

    General and administrative expenses decreased from $3,597,382 to $1,748,301 in 1999 and 2000, respectively. The decrease was principally due to operating the Company for all of fiscal 2000 with a reduced work force stemming from our decision in 1999 to reduce our the work force because of the aforementioned FDA not-approvable letter.

    Interest and other income increased from $1,628,206 to $1,920,922 in 1999 and 2000, respectively. The increase in interest income is attributable to extending the maturity dates on our investments and an increase in interest rates on our short-term investments.

    Net income (loss) increased from ($4,238,626) to $336,455 in 1999 and 2000, respectively. Net loss to common stockholders decreased from $4,760,828 to $217,545 in 1999 and 2000, respectively. The increase in net income was mainly due to the reduction in the Company's workforce, the Company's decision to discontinue funding of its pre-clinical development program, a change in estimate of amounts required to settle ERGOSET-Registered Trademark- related development obligations, offset by a $2 Million charge as part of the settlement with LSU. Net loss per common share decreased from $0.33 to $0.02 in 1999 and 2000, respectively.

YEARS ENDED DECEMBER 31, 1998 AND 1999

    Total revenues decreased from $18,924,552 to $0 in 1998 and 1999, respectively. Revenues in 1998 consisted of a $10 million license fee, approximately $6.4 million in reimbursement of development expenses and approximately $2.5 million of product revenue from raw material inventory sold at cost related to the Joint Collaboration Agreement.

    Research and development expenses decreased from $14,549,810 to $2,269,450 in 1998 and 1999, respectively. In 1998, significant expenditures were incurred due to the preparation for the panel meeting with the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA and ongoing clinical trials of the Phase II weight-loss study in obese subjects. The reduction in costs in 1999 are a result of the Company's decision to discontinue funding of all of its preclinical development programs and the closing of the Company's laboratory facility in June 1999.

    The write-off related to renegotiated supply agreement charge of $2,499,000 in 1998 represents the write-off of the capitalized fair value of stock issued in the fourth quarter of 1997 to the Company's drug supplier.

    General and administrative expenses decreased from $7,558,572 to $3,597,382 in 1998 and 1999, respectively. The decrease was principally due to a reduction in the work force as a result of the aforementioned FDA not-approvable letter and the Company's decision to discontinue funding of its pre-clinical development programs.

    Interest and other income decreased from $1,862,453 to $1,628,206 in 1998 and 1999, respectively. The decrease in interest income is attributable to a decrease in the average amounts of cash, cash equivalents and short-term investments during 1999, compared to 1998. The use of cash to fund the Company's operations resulted in a decrease of cash available for investment.

    Net loss decreased from $6,308,897 to $4,238,626 and net loss to common stockholders decreased from $6,801,125 to $4,760,828 in 1998 and 1999, respectively. These decreases were mainly due to the reduction in the Company's workforce and the Company's decision to discontinue funding of its pre-clinical development program. Net loss per common share decreased from $0.48 to $0.33 in 1998 and 1999, respectively.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 2000, the Company's reported federal net operating loss and research and experimentation carryforwards were approximately $80 million. If not used, the tax loss carryforwards will begin to expire in 2006. The Company's ability to use these carryforwards is subject to limitations resulting from, among other things, an ownership change as defined in the Internal Revenue Code sections 382 and 383. See Note 7 of Notes to Consolidated Financial Statements.

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

    On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize
ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. The agreement was terminated by Johnson & Johnson on January 3, 1999.

    Cash, cash equivalents, short-term investments and long-term investments were $30,339,755 and $27,089,087 at December 31, 1999 and 2000, respectively.
The overall decrease in cash, cash equivalents, short-term investments and long-term investments at December 31, 2000 compared to one year prior was due primarily to the settlement with LSU resulting in a payment by the Company to LSU of approximately $3 million (See Item 3, Legal Proceedings).

    The Company's primary source of cash in 2000 resulted from interest generated by our investment of cash, cash equivalents, short-term investments and long-term investments. Barring unforeseen circumstances, we expect interest income to continue to be our primary source of cash until we decide upon, and implement steps to pursue, a new future strategic direction for the Company.

    In 2000, the Company continued to benefit from its mid-1999 decision to reduce costs. In 1999, the Company began to significantly reduce its expenses by reducing the number of employees, cutting programs (including all pre-clinical development programs) and significantly reducing other expenses. The Company has concentrated its efforts on conserving its cash while it has been considering its strategic alternatives. However, the Company's use of cash has fluctuated significantly from quarter to quarter and it anticipates that this pattern may continue.

REQUIREMENTS

    The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses.

    As described above, the Company is in transition and our Board of Directors is considering strategic alternatives with a view towards re-positioning the Company so as to preserve and enhance shareholder value. The Company is taking steps which may lead to the sale or license of the Company's interests in the Science Assets. Additionally, although our Board has not finalized a long-term strategic plan, short-term measures currently under consideration include, but are not limited to, (i) acquisition of one or more existing businesses that are income-producing or are reasonably likely to produce income, and
(ii) preservation of the Company's substantial net operating loss carryforwards.

    Prior to determination of an appropriate strategic direction for the Company, the Company intends to continue to operate the Company with minimal overhead expenditures and a small number of part-time employees, funding such operations primarily from interest income and available cash and cash equivalents. The Company expects that (in the absence of an acquisition or other strategic change) its available cash, cash equivalents, short-term investments, and expected interest income will fund its current operations for the foreseeable future. The Company's capital requirements will depend, in part, on the Company's ability to sell or license its interests in the Science Assets, the amount of proceeds realized by the Company from any such sale or license, the Company's ability to complete the acquisition of an operating business, the amount the Company is required to pay for such an acquisition, the nature of the financing the Company employs to pay for such an acquisition, the capital requirements of the business acquired and the amount of income generated by the business.

    Depending on the strategic decisions that are made, the Company's capital requirements may exceed its current resources. In such a case, the Company would have to seek additional debt or equity financing from private or public sources. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that the Company borrows funds, the lenders of such funds will have claims to the Company's assets before there can be any distribution to the Company's stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to the Company.

    As of December 31, 2000, the Company's net investment in equipment was approximately $22,000.

    The terms of the Company's series D exchangeable preferred stock prohibit the Company from paying dividends on its common stock.

                              RECENT DEVELOPMENTS

    The Company recently announced that it received a Nasdaq Staff Determination on March 21, 2001, stating that the Company has failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market System. The Company has filed a request for a hearing before the Nasdaq Qualifications Panel ("Panel") to review the staff determination and has been notified that a hearing will be held on May 3, 2001. The Company's common stock will continue to trade on the Nasdaq National Market System pending a final decision by the Panel. At this time, the Company is in compliance with all of Nasdaq's continued listing requirements for the National Market System except for the minimum bid price requirement. There can be no assurance, however, that the Panel will decide to allow the Company to remain listed or that the Company's efforts will prevent the delisting of its common stock. The Company will not be notified until the Panel makes a formal decision. In the event the Company's shares are delisted from the Nasdaq National Market System, it will attempt to have its common stock traded on the NASD OTC Bulletin Board.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is not subject to market risk associated with risk sensitive institutions as the Company does not invest in institutions that are not United States institutions and does not enter into hedging transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................      19

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................      20

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................      21

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................      22

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............      23

Notes to Consolidated Financial Statements..................      24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ergo Science Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2001

                            ERGO SCIENCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $10,130,599   $ 4,292,631
  Short-term investments....................................   16,958,488    18,735,590
  Prepaid and other current assets..........................       18,739        27,069
                                                              -----------   -----------
      Total current assets..................................   27,107,826    23,055,290
Long-term investments.......................................           --     7,311,534
Equipment, net..............................................       21,793        39,759
Other assets................................................           --         3,318
                                                              -----------   -----------
      Total assets..........................................  $27,129,619   $30,409,901
                                                              ===========   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   983,131   $ 4,623,668
                                                              -----------   -----------
      Total current liabilities.............................      983,131     4,623,668

Commitments and contingencies (Notes 6 and 9)...............           --            --

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; 6,903 shares of Series D exchangeable
    preferred stock issued and outstanding at December 31,
    2000 and 1999 (liquidation preference of $9,650,920 at
    December 31, 2000)......................................    6,776,250     6,222,250
  Common stock, $.01 par value, authorized 50,000,000 at
    December 31, 2000 and 1999; issued and outstanding
    14,299,217 and 14,269,467 shares at December 31, 2000
    and 1999, respectively..................................      142,993       142,695
  Additional paid-in capital................................  111,808,824   111,785,322
  Cumulative dividends on preferred stock...................   (4,766,683)   (4,212,683)
  Accumulated deficit.......................................  (87,814,896)  (88,151,351)
                                                              -----------   -----------
      Total stockholders' equity............................   26,146,488    25,786,233
                                                              -----------   -----------
        Total liabilities and stockholders' equity..........  $27,129,619   $30,409,901
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Revenues:
  Product revenue......................................  $        --   $        --   $ 2,488,520
  Licensing and supplier fees..........................           --            --    16,436,032
                                                         -----------   -----------   -----------
                                                                  --            --    18,924,552
Operating expenses:
  Research and development.............................     (163,834)    2,269,450    14,549,810
  Cost of product revenue..............................           --            --     2,488,520
  Write-off related to renegotiated supply agreement...           --            --     2,499,000
  General and administrative...........................    1,748,301     3,597,382     7,558,572
                                                         -----------   -----------   -----------
                                                           1,584,467     5,866,832    27,095,902
                                                         -----------   -----------   -----------
Other income
  Interest and other income............................    1,920,922     1,628,206     1,862,453
                                                         -----------   -----------   -----------
      Net income (loss)................................      336,455    (4,238,626)   (6,308,897)
Accretion of dividends on preferred stock..............     (554,000)     (522,202)     (492,228)
                                                         -----------   -----------   -----------
Net loss to common stockholders........................  $  (217,545)  $(4,760,828)  $(6,801,125)
                                                         ===========   ===========   ===========
Net loss per common share (basic and diluted)..........  $     (0.02)  $     (0.33)  $     (0.48)
                                                         ===========   ===========   ===========
Weighted average common shares outstanding (basic and
  diluted).............................................   14,292,418    14,255,823    14,087,917
                                                         ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).................................  $    336,455   $ (4,238,626)  $ (6,308,897)
    Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
      Depreciation and amortization.................        25,231         27,936      1,940,278
      Loss on disposal of equipment.................            --        157,332
      Noncash compensation..........................            --        186,977        427,944
      Noncash charge related to write-off of
        renegotiated supplier agreement.............            --             --      2,499,000
    Changes in operating assets and liabilities:
      Inventory.....................................            --             --        424,320
      Prepaid and other current assets..............         8,330        566,056       (332,517)
      Other assets..................................         3,318         47,995         (1,013)
      Accounts payable and accrued expenses.........    (3,640,537)       146,414      1,555,716
                                                      ------------   ------------   ------------
Net cash (used in) provided by operating
  activities........................................    (3,267,203)    (3,105,916)       204,831
                                                      ------------   ------------   ------------
Cash flows from investing activities:
    Purchase of short-term investments..............   (46,870,113)   (57,191,062)   (65,248,505)
    Purchase of long term investments...............            --     (7,311,534)            --
    Proceeds from maturity of short-term
      investments...................................    54,993,551     56,453,071     56,787,901
    Proceeds from maturity of long-term
      investments...................................       965,198             --             --
    Purchase of equipment and leasehold
      improvements..................................        (7,265)      (136,949)      (165,376)
    Net proceeds received on sale of equipment......            --        279,045             --
                                                      ------------   ------------   ------------
Net cash provided by (used in) investing
  activities........................................     9,081,371     (7,907,429)    (8,625,980)
                                                      ------------   ------------   ------------
Cash flows from financing activities:
    Principal payments under capital lease
      obligations...................................            --       (421,732)      (357,712)
    Proceeds from issuance of common stock..........            --             --     10,000,000
    Proceeds from stock option exercise.............        23,800         12,000        571,454
                                                      ------------   ------------   ------------
Net cash provided by (used in) financing
  activities........................................        23,800       (409,732)    10,213,742
                                                      ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents.......................................     5,837,968    (11,423,077)     1,792,593
Cash and cash equivalents at beginning of period....     4,292,631     15,715,708     13,923,115
                                                      ------------   ------------   ------------
Cash and cash equivalents at end of period..........  $ 10,130,599   $  4,292,631   $ 15,715,708
                                                      ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    PREFERRED                 COMMON
                                      STOCK                   STOCK             ADDITIONAL      CUMULATIVE
                              ---------------------   ----------------------     PAID-IN       DIVIDENDS ON       DEFERRED
                               SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL      PREFERRED STOCK   COMPENSATION
                              --------   ----------   -----------   --------   ------------   ---------------   -------------
Balance at December 31,
  1997......................   6,903     $5,207,820    13,493,262   $134,933   $101,469,182     $(3,198,253)      $(874,473)
Accretion of dividends on
  preferred stock...........                492,228                                                (492,228)
Exercise of stock options...                              159,050      1,590        569,864
Cancellation of compensatory
  stock option grants.......                                                        (55,961)                         55,961
Issuance of compensatory
  stock option grants
Common stock issuance
  related to joint
  collaboration agreement...                              602,155      6,022      9,993,978
Amortization of deferred
  compensation..............                                                                                        427,944
Net loss for period.........
                               -----     ----------   -----------   --------   ------------     -----------       ---------
Balance at December 31,
  1998......................   6,903      5,700,048    14,254,467    142,545    111,977,063      (3,690,481)       (390,568)
Accretion of dividends on
  preferred stock...........                522,202                                                (522,202)
Exercise of stock options...                               15,000        150         11,850
Cancellation of compensatory
  of stock option rants.....                                                       (203,591)                        203,591
Amortization of deferred
  compensation..............                                                                                        186,977
Net loss for period.........
                               -----     ----------   -----------   --------   ------------     -----------       ---------
Balance at December 31,
  1999......................   6,903      6,222,250    14,269,467    142,695    111,785,322      (4,212,683)      $      --
Accretion of dividends on
  preferred stock...........                554,000                                                (554,000)
Exercise of stock options...                               29,750        298         23,502
Net income for period.......
                               -----     ----------   -----------   --------   ------------     -----------       ---------
Balance at December 31,
  2000......................   6,903     $6,776,250    14,299,217   $142,993   $111,808,824     $(4,766,683)      $      --
                               =====     ==========   ===========   ========   ============     ===========       =========


                                                  TOTAL
                               ACCUMULATED    STOCKHOLDERS'
                                 DEFICIT         EQUITY
                              -------------   -------------
Balance at December 31,
  1997......................  $ (77,603,828)   $25,135,381
Accretion of dividends on
  preferred stock...........
Exercise of stock options...                       571,454
Cancellation of compensatory
  stock option grants.......
Issuance of compensatory
  stock option grants
Common stock issuance
  related to joint
  collaboration agreement...                    10,000,000
Amortization of deferred
  compensation..............                       427,944
Net loss for period.........     (6,308,897)    (6,308,897)
                              -------------    -----------
Balance at December 31,
  1998......................    (83,912,725)    29,825,882
Accretion of dividends on
  preferred stock...........
Exercise of stock options...                        12,000
Cancellation of compensatory
  of stock option rants.....
Amortization of deferred
  compensation..............                       186,977
Net loss for period.........     (4,238,626)    (4,238,626)
                              -------------    -----------
Balance at December 31,
  1999......................    (88,151,351)    25,786,233
Accretion of dividends on
  preferred stock...........
Exercise of stock options...                        23,800
Net income for period.......        336,455        336,455
                              -------------    -----------
Balance at December 31,
  2000......................  $ (87,814,896)   $26,146,488
                              =============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BACKGROUND AND RECENT EVENTS

    Ergo Science Corporation ("Ergo" or the "Company") is a company in transition. Since 1990, the Company has been engaged in developing ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes and other metabolic disorders. Over the last several years, however, the Company has been unable to persuade the U.S. Food and Drug Administration (the "FDA") to approve ERGOSET-Registered Trademark- for marketing. Although
ERGOSET-Registered Trademark- is considered "approvable" by the FDA, the FDA has required, prior to granting approval, an additional clinical trial to rule out a possible increased risk of a serious adverse event with the use of ERGOSET-Registered Trademark-. After discussions with the FDA and its own consultants regarding the scope and complexity of the additional clinical trial, the Board of Directors of the Company believes that the next phase of the development of ERGOSET-Registered Trademark- will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. Accordingly, the Company has begun the process of attempting to sell or license its interests in ERGOSET-Registered Trademark- (including its intellectual property rights) and its other human drug related assets (collectively, the "Science Assets").

    Ergo's Board of Directors is also considering additional strategic alternatives for the Company to enhance shareholder value. Although no final decisions have been made, the Board is considering (i) taking steps to help preserve the Company's net operating loss carry forwards and (ii) acquiring one or more existing businesses that are income-producing. In order to complete any such acquisition and to operate thereafter, the Company may require additional debt and/or equity financing which, if available on acceptable terms, may involve leveraging the Company's assets and granting rights to lender(s) superior to those of existing shareholders, issuing preferred stock or other securities with rights superior to those of existing shareholders and/or issuing additional common stock that would dilute existing shareholders. During this transition period, the Company intends to continue to conserve its cash and other assets.

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

    At December 31, 2000 and 1999 cash equivalents were composed primarily of investments in money market funds, United States government obligations and commercial paper that mature within 90 days of purchase.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    NET LOSS PER COMMON SHARE

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accretion of dividends on the preferred stock. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and stock options are anti-dilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 1998, 1999 and 2000, options to purchase 1,676,627, 880,225 and 273,750 shares of common stock, respectively, and preferred stock convertible into 8,574,718, 7,657,340 and 15,441,472 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

    EQUIPMENT

    Equipment is stated at cost. Depreciation is calculated using straight-line basis over a 2 to 7 year estimated useful life. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. The Company sold in auction substantially all of its lab and office equipment in the second quarter of 1999.

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

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after

June 15, 2000. Ergo does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

2.  SHORT-TERM INVESTMENTS

    The following is a summary of held-to-maturity securities not classified as cash and cash equivalents as of December 31:

                                                        2000          1999
                                                     -----------   -----------
Commercial paper...................................  $ 9,504,011   $13,343,104
Federal agency notes...............................    7,454,477     5,392,486
                                                     -----------   -----------
Total short-term investments.......................  $16,958,488   $18,735,590
                                                     ===========   ===========

    Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on fair value of these securities. These securities are carried at amortized cost, which approximates fair value. All short-term investments mature within 365 days of December 31, 2000.

3.  LONG-TERM INVESTMENTS

    The following is a summary of long-term investments, having a maturity of more than twelve months as of December 31:

                                                              2000        1999
                                                            --------   ----------
Commercial paper..........................................    $ --     $5,564,700
Federal agency notes......................................      --      1,746,834
                                                              ----     ----------
Total long-term investments...............................    $ --     $7,311,534
                                                              ====     ==========

4.  EQUIPMENT

    Equipment consists of the following at December 31:

                                                            2000       1999
                                                          --------   --------
Furniture and equipment.................................  $ 74,961   $ 67,696
Accumulated depreciation and amortization...............   (53,168)   (27,937)
                                                          --------   --------
Equipment, net..........................................  $ 21,793   $ 39,759
                                                          ========   ========

    Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $25,231, $27,937, and $1,940,278, respectively. The Company sold in auction substantially all of its lab and office equipment in the second quarter of 1999. As a result of this auction the Company recorded a loss in the amount of $157,000, which is a component of general and administrative expense on the statement of operations. Included in the 1998 depreciation expense, which is a component of general and administrative expense on the statement of operations, is a $1,042,290 asset write-down of equipment and leasehold improvements. The Company recorded this charge to properly reflect the equipment at net realizable value as of December 31, 1998, given the Company's decision to discontinue funding of its preclinical development program.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following at December 31,

                                                          2000        1999
                                                        --------   ----------
Accounts payable......................................  $ 53,981   $   52,169
Accrued legal costs...................................   145,212      223,409
Accrued payroll, bonuses and vacation.................    18,357       58,652
Accrued manufacturing and related items...............   500,000    3,730,000
Accrued other expenses................................   265,581      559,438
                                                        --------   ----------
  Total accounts payable and accrued expenses.........  $983,131   $4,623,668
                                                        ========   ==========

6.  LEASES

    The Company leases office space under lease arrangements which expire through September 2001. The lease for the Company's office space includes payment terms that are subject to increases due to taxes and other operating costs of the lessor.

    Rent expense for the years ending on December 31, 2000, 1999 and 1998 amounted to $45,526, $309,601 and $591,249, respectively.

    Cash paid for interest on capital leases was $0, $44,685 and $96,202 in 2000, 1999 and 1998, respectively.

7.  INCOME TAXES

    Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                       2000           1999
                                                   ------------   ------------
Deferred tax assets:
  Research and development credits...............  $  3,608,000   $  3,358,000
  Deferred compensation..........................        79,000         75,000
  Intangible amortization........................       208,000        229,000
  Net operating loss.............................    30,502,000     31,801,000
                                                   ------------   ------------
Total deferred tax assets........................    34,397,000     35,463,000
Valuation allowance for deferred tax assets......   (34,397,000)   (35,463,000)
                                                   ------------   ------------
Net deferred tax assets..........................            --             --
                                                   ============   ============

    The change in the total valuation allowance was a decrease of $1,066,000 for the year ended December 31, 2000 and an increase of $2,053,000 for the year ended December 31, 1999.

    As of December 31, 2000, the Company had federal net operating losses ("NOL") and research and experimentation credit carryforwards of approximately $76,256,000 and $3,608,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2006 through 2020. Approximately $29,000 of the gross deferred tax asset represents the benefit of deductions from the exercise of stock options, which have been fully reserved. The benefit from the $29,000 tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $34,397,000 has been established at December 31, 2000.

    Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

8.  CAPITAL STOCK

    In conjunction with the Joint Collaboration Agreement (See Note 9), the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Johnson & Johnson Development Corporation on February 23, 1998. In accordance with the terms of the Stock Purchase Agreement, Johnson & Johnson Development Corporation purchased 602,155 shares of the Company's common stock for $10,000,000.

    See Note 9 for a description of Series D Preferred Stock.

9.  LICENSE AGREEMENTS AND SUPPLIER CONTRACTS

    On April 27, 1995 in conjunction with a redesigned plan for commercialization of the Company's products, the Company effectively canceled the previous existing partnership sublicenses by acquiring all the partners' interests. The Company issued 278,875 shares of common stock and 5,618 shares of Series D Exchangeable Preferred Stock (the "Series D Preferred Stock"), par value $0.01 per share. The Company ascribed a value of $16 per share to the common stock issued and $584 per share to the Series D Preferred Stock.

    The holders of Series D Preferred Stock are entitled to receive quarterly dividends at a rate of 6% per annum compounded semiannually on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall be payable to holders of record, when and as declared by the Board of Directors. The Company will have the option to convert the Series D Preferred Stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the Series D Preferred Stock into common stock within the 90 days, the Series D Preferred Stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The Series D Preferred Stock is carried at face value plus accrued unpaid dividends. The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock then outstanding will be entitled to receive an amount of cash equal to the stated value of Series D Preferred Stock (including any accrued by unpaid dividends) after any distribution is made on any senior securities and before any distribution is made on any junior securities, including Common Stock. The liquidation preference amount for the Series D Preferred Stock as of December 31, 2000 was $9,650,920.

    In October 1997, the Company amended and restated an agreement with its drug supplier. Under the amended and restated agreement, the Company agreed to purchase its worldwide supply of ERGOSET-Registered Trademark- tablets from the supplier on a "cost-plus" basis. This cost arrangement was expected to result in a lower unit cost for the product over the term of the contract. The Company also shortened the term of the agreement, agreed to make additional payments to the supplier upon the occurrence of certain regulatory events and for performance of the agreement for a specified period and issued to the supplier shares of the Company's common stock, with a fair value of $2,499,000. This deferred charge was capitalized and was to be amortized on a straight line basis over a period of 42 months commencing on the first day after Ergo received written communication from the FDA approving the NDA of ERGOSET-Registered Trademark- tablets for the treatment of type 2 diabetes. As a result of the unfavorable recommendation given by the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA on

May 14, 1998 and the not approvable letter received in November 1998, the Company determined that the value of this asset had been materially impaired due to the uncertainty that the improved supply terms would be resolved. As a result, the Company wrote-off the balance of this asset in 1998.

    On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET-Registered Trademark- tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to Ergo totaling
$20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock. Under the Joint Collaboration Agreement with Johnson & Johnson, the Company was responsible for paying half of the development, marketing, and commercialization costs, including launch costs, for ERGOSET-Registered Trademark- tablets as well as any other collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. In January 1999, Johnson & Johnson terminated the Joint Collaboration Agreement following the Company's receipt of a letter from the FDA stating that its NDA for ERGOSET-Registered Trademark- tablets was not approvable.

    The Company is party to certain other license agreements which require the Company to pay royalties on product sales and to make specific payments on the completion of certain milestones. No amounts have been accrued related to these requirements as of December 31, 2000 or 1999.

10. STOCK OPTIONS AND INCENTIVE PLAN

    The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and generally have a maximum term of ten years.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years.
SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                   2000                      1999                      1998
                          -----------------------   -----------------------   -----------------------
                          NET LOSS TO               NET LOSS TO      LOSS     NET LOSS TO
                             COMMON      LOSS PER      COMMON        PER         COMMON      LOSS PER
                          STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE     STOCKHOLDERS    SHARE
                          ------------   --------   ------------   --------   ------------   --------
As Reported.............     $217,545     $0.02      $4,760,828     $0.33     $ 6,801,125     $0.48
Pro Forma...............     $285,473     $0.02      $6,171,980     $0.43     $10,236,854     $0.73

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                1998
                                                              --------
Expected Life...............................................  5 years
Expected Volatility.........................................  95%
Dividend Yield..............................................  0%
Weighted Average Risk-free Interest Rate....................  5.02%

    The weighted average fair value of the options granted during 1998 was $3.42. No stock options were granted in 2000 or 1999.

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

    In 1997, the Company also granted to each of its six medical advisors an option to purchase 5,000 shares of common stock at an exercise price of $12.63 per share. These options were granted in connection with the medical advisors' renegotiated consulting agreements. The option shares were issued at the market price on the date of grant and vest over a four-year period. The fair value of these options total $175,388 and was amortized on a straight-line basis over 22 months, the life of the consulting agreements. The Company recognized $0, $55,800 and $95,671 in deferred compensation expense related to these options in 2000, 1999 and 1998, respectively.

    During 1998, the Company granted to various employees and Directors options to purchase 241,000 shares of common stock at exercise prices ranging from $3.25 to $17.00 per share. All options issued in 1998 were issued at prices equal to the market price on the grant dates.

    During 1999 and 2000, the Company did not grant any stock options.

    Information related to stock option activity for the period from December 31, 1997 through December 31, 2000 is as follows:

                                                                 WEIGHTED AVERAGE
                                                      SHARES       OPTION PRICE
                                                     ---------   ----------------
Outstanding at December 31, 1997...................  1,828,894        $ 8.41
  Granted..........................................    241,000          6.90
  Exercised........................................   (159,050)         3.59
  Canceled.........................................   (234,217)        11.86
                                                     ---------
Outstanding at December 31, 1998...................  1,676,627          8.41
  Exercised........................................    (15,000)          .80
  Canceled.........................................   (781,402)         9.57
                                                     ---------
Outstanding at December 31, 1999...................    880,225          7.51
  Exercised........................................    (29,750)         0.80
  Canceled.........................................   (576,725)         7.45
                                                     ---------        ------
Outstanding at December 31, 2000...................    273,750        $ 8.36
                                                     =========        ======

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            -------------------------------------------------   ------------------------------
                                          WEIGHTED-AVERAGE
         RANGE OF             NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
     EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
     ---------------        -----------   ----------------   ----------------   -----------   ----------------
     $ 0.00 to  2.35           83,000      2.7 years              $  .80           83,000          $  .80
     $ 2.36 to  4.70           36,000      7.7 years              $ 3.24           23,000          $ 3.22
     $ 4.71 to  7.05           28,250      4.8 years              $ 6.71           28,250          $ 6.71
     $ 7.06 to 11.75           35,000      5.7 years              $11.00           35,000          $11.00
     $11.76 to 14.10           20,000      6.6 years              $13.78           20,000          $13.78
     $14.11 to 18.80           61,500      7.0 years              $17.00           39,000          $17.00
     $18.81 to 21.15           10,000      5.4 years              $21.13           10,000          $21.13
                              -------                                            --------
     $ 0.80 to 21.15          273,750                                             238,250
                              =======                                            ========

    In connection with the issuance of stock options at exercise prices below fair market value, as determined by the Company's Board of Directors, the Company recorded compensation expense of $0, $186,977, and $427,944 in 2000, 1999 and 1998, respectively.

    Effective as of November 1, 1994, the Board of Directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the "Incentive Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards that may be granted under the Incentive Plan include incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. At December 31, 2000, 1999 and 1998, the aggregate number of shares of the Company's common stock which may be issued pursuant to incentive awards under the Incentive Plan were 2,116,750 shares (for which common shares have been reserved). Awards of options to provide 201,000 shares at exercise prices of $3.25-$17.00 per share, were granted under the Incentive Plan in 1998. No awards were made in 1999 or 2000. These amounts are included in the tables above.

    On May 15, 1996, the Board of Directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the "Director Stock Plan"). The Director Stock Plan provides for an initial grant of an option to purchase 10,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the Board of Directors. Those eligible directors already serving at the time the Director Stock Plan was approved by the stockholders of the Company were each granted a stock option to purchase 10,000 shares of common stock with a deemed date of grant of May 15, 1996. If a director remains eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that a director is first granted a stock option under the Director Stock Plan, that director will be granted a second stock option to purchase 10,000 shares of common stock. Stock options granted under the Director Stock Plan will vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company's 1996 Annual Meeting of Stockholders that took place on June 25, 1996. Awards of options to purchase 40,000 shares at exercise prices of $3.18-$13.81 per share were granted under the Incentive Plan in 1998. There were no awards granted in 2000 or 1999. These amounts are included in the tables above.

11. LSU SETTLEMENT

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

    In 1998, a dispute arose between the Company and LSU concerning whether the Company owed LSU royalties because of certain payments the Company received from Johnson & Johnson. LSU sought payment of $4,138,000. Following mediation required under the LSU Agreement, the dispute was submitted to binding arbitration. In February 2000, the Company announced that the arbitrator rendered a preliminary decision that, contrary to the Company's position, royalties are due to LSU because of a $10 million payment received from Johnson & Johnson for the purchase of common stock. Following the arbitrator's preliminary decision against the Company, the Company settled its dispute with LSU in October 2000. As part of the settlement, the Company paid LSU approximately $3 million, of which $1 million had been accrued as of December 31, 1999. Additionally, during the year ended December 31, 2000, the Company adjusted its estimates of amounts required to settle other ERGOSET-Registered Trademark- related obligations. These adjustments were recorded as research and development expenses in 2000, resulting in a negative research and development expense of $163,834.

12. EMPLOYEE BENEFIT PLANS

    Effective February 1, 1997, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401k Plan"). Under the 401k Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 20% of their gross salary.

The Company makes a matching contribution which currently totals 50% of the employee's contribution, up to a maximum amount equal to the lesser of $2,500 or 6% of the employee's gross salary. The employer matching contribution vests over a four year period, 25% for each year of service. Years of service prior to the implementation of the 401k Plan are excluded from the vesting period. In 2000, 1999 and 1998, the Company's contributions to the 401k Plan amounted to $2,475, $25,275, and $91,333 respectively.

13. QUARTERLY RESULTS

    The following table sets forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated financials statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                                              FOURTH
                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER     QUARTER
                                           -------------   --------------   -------------   -----------
2000
Net income (loss) to common
  stockholders...........................   $   (82,569)     $    13,982      $ 228,204      $(377,162)
Earnings per share, basic and diluted....   $     (0.01)     $      0.00      $    0.02      $   (0.03)

1999
Net income (loss) to common
  stockholders...........................   $(2,203,035)     $(1,242,711)     $(935,606)     $(379,476)
Earnings per share, basic and diluted....   $     (0.15)     $     (0.09)     $   (0.07)     $   (0.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth the ages, principal occupation and present position of each of the Directors and the executive officer of the Company.

    DAVID R. BURT, Age 37, Class III Director, joined the Company as Vice President, Corporate Development, in March 1993. He was appointed Secretary of the Company in March 1997. In March 1999, Mr. Burt was appointed as a director of the Company. He was appointed President and Chief Executive Officer of the Company in March 1999. Mr. Burt also serves as the President and Chief Executive Officer and a Director of NAHC, Inc., formerly NovaCare, Inc., a company traditionally in the healthcare industry. From 1990 until 1993, Mr. Burt practiced corporate and securities law at Johnson & Gibbs, P.C., a law firm in Dallas, Texas. Mr. Burt's practice involved representing issuers and underwriters in financing transactions in a variety of high technology industries. Mr. Burt received a B.A. in government from Dartmouth College and a J.D. from the University of Maryland Law School. Before attending law school, Mr. Burt worked on the staff of United States Senator Paul S. Sarbanes.

    WILLIAM T. COMFORT, III, Age 34, Class I Director, joined the Company's Board of Directors in January 2001. Mr. Comfort has been a private equity investor with CVC Capital Partners, a leading private equity firm based in London. Recently, Mr. Comfort left CVC Capital Partners to open his own private equity firm. Mr. Comfort has served on the boards of numerous companies.
Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

    CHARLES E. FINELLI, Age 37, Class I Director, joined the Company's Board of Directors in March 2001. Mr. Finelli has been in the private practice of law for six years specializing in litigation. He is a graduate of the University of Arkansas School of Law. He is a Director of NAHC, Inc.

    J. WARREN HUFF, Age 47, Class II Director, joined the Company's Board of Directors in February 2001. Mr. Huff is Chairman of the Board of Directors of Openpages, Inc., a company in the software content production industry. From 1998-2001, Mr. Huff was CEO of Openpages, Inc. From 1997 to 1998, Mr. Huff was President and Chief Executive Officer of InLight, Inc., a privately held medical education software company that he founded. From 1992 until 1997, Mr. Huff was the President and CEO of the Company. Mr. Huff earned his Juris Doctor from the Southern Methodist University School of Law and graduated magna cum laude with a B.A. in business administration from University of Texas at Austin.

    THOMAS F. MCWILLIAMS, Age 58, Class II Director, became a director of the Company during September 1992 in connection with the purchase of the Company's convertible securities by Citicorp Venture Capital Ltd. ("CVC"). Mr. McWilliams is Managing Director of CVC, where he has been employed since 1983. He is a director of Chase Brass and Copper Company, Inc., a company engaged in the manufacture of brass rods and bars , MMI Products, Inc., a company engaged in the manufacture and distribution of products used in the commercial, infrastructure and residential construction industries, Hydrochem Industrial Services, Inc., a company engaged in providing industrial cleaning services, and a number of other privately owned companies. Mr. McWilliams received his A.B. from Brown University and his M.B.A. from the Wharton School, University of Pennsylvania.

    The Company's executive officers hold office at the pleasure of the Board of Directors. The Board of Directors is divided into three classes. Directors in each class are elected for three-year terms, with the terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. David R. Burt is a Class III director whose term of office expires at the annual meeting of stockholders to be held in 2001. William T. Comfort, III and Charles E. Finelli are Class I directors whose terms of office expire at the annual meeting of stockholders to be held in 2002. J. Warren Huff and Thomas F. McWilliams are Class II directors whose terms of office expire at the annual meeting of stockholders to be held in 2003.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of any changes in ownership of common stock and other equity securities of the Company. Based on the Company's review of forms furnished to the Company and written representations from reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors, and 10% beneficial owners were complied with during 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes all compensation awarded to, earned by, or paid to David R. Burt, the Company's Chief Executive Officer throughout 2000, for services rendered in all capacities during the years ended December 31, 2000, 1999 and 1998, and the Company's most highly compensated executive officers other than the Chief Executive Officer during 2000 (the "Named Executive Officers").

    EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers who were employed by the Company at the end of 2000 (collectively the "named executive officer") for services rendered to the Company in all capacities during the three fiscal years ended December 31, 2000.

                              ANNUAL COMPENSATION

                                                                                 LONG-TERM COMPENSATION
                                                                                ------------------------
                                                                                         AWARDS
                                                                                ------------------------
                                                                                             SECURITIES
                                                                    OTHER       RESTRICTED   UNDERLYING
                                                      BONUS        ANNUAL         STOCK       OPTIONS/
NAME AND PRINCIPAL POSITION      YEAR      SALARY      (1)      COMPENSATION      AWARDS       SARS(#)
-----------------------------  --------   --------   --------   -------------   ----------   -----------
David R. Burt................    2000     $170,000   $    --         $--             --            --
President, Chief.............    1999      200,000    40,000          --             --            --
Executive Officer and
  Secretary..................    1998      150,000    37,500          --             --        55,000

                                 LONG-TERM COMPENSATION
                               ---------------------------
                               PAYOUTS
                               --------

                                 LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION    PAYOUTS    COMPENSATION(2)
-----------------------------  --------   ----------------
David R. Burt................    $ --          $1,708
President, Chief.............      --           2,000
Executive Officer and
  Secretary..................      --           1,500

------------------------------

(1) 1999 bonuses were expensed in 1999 and paid in 2000; and 1998 bonuses were expensed in 1998 and paid in 1999.

(2) All other compensation consists of matching contributions made under the Company's 401(k) plan.

                             OPTION GRANTS IN 2000

    During 2000, the Company did not grant any stock options.

                  OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table provides information about the number of shares issued upon option exercises by the Named Executive Officers during 2000, and the value realized by the Named Executive Officers. The table also provides information about the number and value of options held by the Named Executive Officers at December 31, 2000.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING             VALUE OF THE UNEXERCISED
                                     SHARES                        UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                    ACQUIRED                       AT FISCAL YEAR-END          AT FISCAL YEAR-END (2)
                                       ON          VALUE       ---------------------------   ---------------------------
NAME                                EXERCISE   REALIZED (1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                --------   -------------   -----------   -------------   -----------   -------------
David R. Burt.....................      --          $--           120,500       35,000             --             --

------------------------

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continued to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's Common Stock of $0.625, the closing sale price per share of the Company's Common Stock as reported in the Nasdaq National Market System on Friday, December 29, 2000.

                           COMPENSATION OF DIRECTORS

    The Company's policy is to pay no compensation to members of the Board of Directors for attending meetings of the Board of Directors and its committees. However, the Company does reimburse directors for the expenses incurred in attending meetings of the Board of Directors and its committees. In June 1996, Ergo's shareholders approved a Stock Option Plan for Non-Employee Directors (the "Director Stock Plan"). The Director Stock Plan provides for an initial grant of a stock option for 10,000 shares of Common Stock to each non-employee director upon first being elected or appointed to serve on the Board of Directors.
Mr. McWilliams who was serving as a non-employee director when the Director Stock Plan was approved, received an initial grant of a stock option for 10,000 shares of Common Stock with a deemed grant date of May 15, 1996. In addition, on the second anniversary of the grant date of their initial grant, each non-employee director is granted a second nonqualified stock option for 10,000 shares of Common Stock.

    The total number of shares of Common Stock authorized for issuance under the Director Stock Plan is 200,000 of which 70,000 have been granted as of March 9, 2001. Each option under the Director Stock Plan has an exercise price equal to the fair market value of the Common Stock on the grant date. These options will become exercisable in equal increments on the first and second anniversary of their date of grant and will expire ten years after the grant date if not exercised. If a change in control of the Company occurs, all stock options granted under the Director Stock Plan will become fully exercisable.

    EMPLOYMENT CONTRACTS

    The Named Executive Officer is an employee-at-will as the Company did not renew the employment agreement with its Named Executive Officer in October 1998. The current base salary amount is $150,000 to Mr. Burt. The Compensation Committee may increase the base amounts at its discretion.

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

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are Thomas F. McWilliams, J. Warren Huff and William T. Comfort III. None of these members is or has been an employee of the Company, other than Mr. Huff, who was an officer of the Company as recently as 1996. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of March 9, 2001, by
(i) each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each Named Executive Officer,
(iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to the shares of Common Stock indicated.

                                                              SHARES BENEFICIALLY
                                                                   OWNED (1)
                                                              --------------------
NAME AND ADDRESS**                                             NUMBER     PERCENT
------------------                                            ---------   --------
Court Square Capital Limited (2)............................  3,279,910     22.9%
399 Park Avenue
New York, New York 10043

David R. Burt (3)...........................................    128,255        *

Thomas F. McWilliams(4).....................................     20,000        *

William T. Comfort III (5)..................................    704,534      4.9%

Charles E. Finelli..........................................          0        *

J. Warren Huff..............................................          0        *

All directors and the current executive officer as a group      852,789      5.9%
  (5 persons)...............................................

------------------------

* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) The number of shares of Common Stock issued and outstanding on March 9, 2001, was 14,299,217. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at March 9, 2001, plus shares of Common Stock subject to options held by such person at March 9, 2001, and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) This information, except the percentage beneficially owned, is based solely on a Schedule 13G filed on February 6, 2001 with the Securities and Exchange Commission by Citigroup, Inc. ("Citigroup"). Consists of 3,279,910 shares held by Court Square Capital Limited ("Court Square"). Court Square, Citicorp Banking Corporation ("Citicorp Banking"), Citicorp ("Citicorp"), Citigroup Holdings Company ("Citigroup Holding") and Citigroup, Inc. ("Citigroup") may be deemed to share the voting and dispositive power of the 3,279,910 shares of Common Stock directly beneficially owned by Court Square by virtue of, Citicorp Banking's 100% ownership interest in Court Square, Citicorp's 100% ownership interest in Citicorp Banking, Citigroup Holdings'100% ownership interest in Citicorp and Citigroup's 100% interest in Citigroup Holdings. Citigroup may also be deemed to share the voting and dispositive power of the 3,000 shares of Common Stock directly beneficially owned by certain subsidiaries of Citigroup.

(3) Includes 128,000 shares of Common Stock subject to exercisable stock options and 100 shares of Common Stock owned by Mr. Burt's daughter.

(4) Common Stock subject to exercisable stock options. Excludes shares owned by Court Square, as to which Mr. McWilliams disclaims beneficial ownership.

(5) Excludes shares owned by Court Square, as to which Mr. Comfort disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1)           --         The financial statements filed as part of this Report at
                                   Item 8 are listed in the Index to Consolidated Financial
                                   Statements on page 25 of this Report.

       (a)(2)           --         None.

       (a)(3)           --         The following documents are filed or incorporated by
                                   reference as exhibits to this Report:

EXHIBIT
NUMBER                                                 DOCUMENT DESCRIPTION
-------                                                --------------------
         3.1            --         Amended and Restated Certificate of Incorporation of the
                                   Company. Filed as exhibit 3.1 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                                   Commission on November 27, 1995, and incorporated by
                                   reference herein.

         3.2            --         Certificate of Designations, Preferences and Rights of
                                   Series D Exchangeable Preferred Stock, as amended and
                                   restated. Filed as exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the
                                   Commission on November 27, 1995, and incorporated by
                                   reference herein.

         3.3            --         Third Amended and Restated By-Laws of the Company. Filed as
                                   exhibit 3.3 to the Company's registration statement on Form
                                   S-1 (File No. 33-98162) filed with the Commission on
                                   November 27, 1995, and incorporated by reference herein.

         4.1            --         Form of Stock Certificate of the Company's Common Stock, par
                                   value $.01 per share of the Company. Filed as Exhibit 4 to the Company's registration statement on Form S-1 (File No.
                                   33-98162) filed with the Commission on November 27, 1995,
                                   and incorporated by reference herein.

        10.1            --         Novated License and Royalty Agreement dated May 1, 1995,
                                   between the Board of Supervisors of Louisiana State
                                   University and Agricultural and Mechanical College, the
                                   Company, E. Science Incorporated, a Delaware corporation
                                   formerly known as Ergo Science Incorporated that is a
                                   subsidiary of the Company ("Ergo Science Incorporated"), and
                                   Ergo Research Corporation, a Delaware corporation that is a subsidiary of the Company. Filed as exhibit 10.2 to the
                                   Company's registration statement on Form S-1 (File No.
                                   33-98162) filed with the Commission on November 27, 1995,
                                   and incorporated by reference herein.

        10.2            --         Registration Rights Agreement dated January 1, 1995, between
                                   Ergo Science Incorporated and Geneva Pharmaceuticals, Inc.;
                                   and First Amendment to Registration Rights Agreement dated
                                   September 1, 1995, Ergo Science Incorporated and Geneva
                                   Pharmaceuticals, Inc. Filed as exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

EXHIBIT
NUMBER                                                 DOCUMENT DESCRIPTION
-------                                                --------------------
        10.3            --         Stockholder Rights Agreement dated August 5, 1992, among
                                   Ergo Science Incorporated and the stockholders of the
                                   Company that are signatories thereto; First Amendment to
                                   Stockholder Rights Agreement dated September 10, 1992, among
                                   Ergo Science Incorporated and the stockholders of the
                                   Company that are signatories thereto; Second Amendment to
                                   Stockholder Rights Agreement dated October 12, 1993, among
                                   Ergo Science Incorporated and the stockholders of the
                                   Company that are signatories thereto; Third Amendment to
                                   Stockholder Rights Agreement and Consent dated October 12,
                                   1993, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Fourth
                                   Amendment to Stockholder Rights Agreement dated July 15,
                                   1994, among Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Fifth Amendment to Stockholder Rights Agreement dated April 27, 1995, among the Company, Ergo Science Incorporated and the stockholders of the Company that are signatories thereto; Sixth Amendment to Stockholder Rights Agreement dated September 1, 1995,
                                   among the Company, Ergo Science Incorporated and the
                                   stockholders of the Company that are signatories thereto;
                                   and Seventh Amendment to Stockholder Rights Agreement dated
                                   October 6, 1995, among the Company, Ergo Science
                                   Incorporated and the stockholders of the Company that are
                                   signatories thereto. Filed as exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

        10.4            --         Third Amended and Restated Registration Rights Agreement
                                   dated April 27, 1995, among the Company, Ergo Science
                                   Incorporated, Citicorp Venture Capital Ltd. and a former
                                   stockholder of the Company. Filed as exhibit 10.6 to the
                                   Company's registration statement on Form S-1 (File No.
                                   33-98162) filed with the Commission on November 27, 1995,
                                   and incorporated by reference herein.

        10.5            --         Registration Rights Agreement dated April 27, 1995, among
                                   the Company and the stockholders of the Company that are
                                   signatories thereto; and First Amendment to Registration
                                   Rights Agreement dated September 1, 1995, among the Company and the stockholders listed as signatories thereto. Filed as exhibit 10.7 to the Company's registration statement on Form
                                   S-1 (File No. 33-98162) filed with the Commission on
                                   November 27, 1995, and incorporated by reference herein.

        10.6            --         Stockholders Agreement dated April 27, 1995, among the
                                   Company and the stockholders of the Company that are
                                   signatories thereto. Filed as exhibit 10.8 to the Company's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

        10.7            --         Indemnification Agreement dated October 6, 1995, between the
                                   Company and Manuel Cincotta, Jr., together with a schedule identifying substantially identical documents and setting
                                   forth the material details in which those documents differ from the foregoing document. Filed as exhibit 10.18 to the
                                   Company's registration statement on Form S-1 (File No.
                                   33-98162) filed with the Commission on November 27, 1995,
                                   and incorporated by reference herein.

        10.8            --         Ergo Science Corporation Amended and Restated 1995 Long Term
                                   Incentive Plan. Filed as exhibit 10.19 to the Company's
                                   registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

        10.9            --         Amended and Restated Option Agreement dated October 12,
                                   1993, between Ergo Science Incorporated and Anthony H.
                                   Cincotta, Ph.D.; First Amendment to Option Agreement dated
                                   April 27, 1995, among the Company, Ergo Science Incorporated and Anthony H. Cincotta, Ph.D.; and Second Amendment to
                                   Amended and Restated Option Agreement dated November 6,
                                   1995, between the Company and Anthony H. Cincotta, Ph.D.
                                   Filed as exhibit 10.21 to the Company's registration
                                   statement on Form S-1 (File No. 33-98162) filed with the
                                   Commission on November 27, 1995, and incorporated by
                                   reference herein.

EXHIBIT
NUMBER                                                 DOCUMENT DESCRIPTION
-------                                                --------------------
        10.10           --         Option and Proxy Agreement dated November 1, 1993, between
                                   Ergo Science Incorporated and J. Warren Huff; First
                                   Amendment to Option and Proxy Agreement dated April 27,
                                   1995, among the Company, Ergo Science Incorporated and J.
                                   Warren Huff; and Second Amendment to Option and Proxy
                                   Agreement dated October 6, 1995, among the Company, Ergo
                                   Science Incorporated and J. Warren Huff. Filed as exhibit
                                   10.23 to the Company's registration statement on Form S-1
                                   (File No. 33-98162) filed with the Commission on November
                                   27, 1995, and incorporated by reference herein.

        10.11           --         Option Agreement dated as of March 31, 1994, between the
                                   Company and Ronald H. Abrahams, Ph.D.; and First Amendment
                                   to Option Agreement dated November 6, 1995, between the
                                   Company and Ronald H. Abrahams, Ph.D. Filed as exhibit 10.25 to the Company's registration statement on Form S-1 (File
                                   No. 33-98162) filed with the Commission on November 27,
                                   1995, and incorporated by reference herein.

        10.12           --         Ergo Science Corporation Stock Option Plan for Non-Employee
                                   Directors (Incorporated by reference to exhibit 10.1 to the
                                   Company's Registration Statement on Form S-8, file number
                                   333-07159).

        10.13           --         First Amendment to Ergo Science Corporation Amended and
                                   Restated 1995 Long-Term Incentive Plan (Incorporated by
                                   reference to exhibit 10.2 to the Company's Registration
                                   Statement on Form S-8, file number 333-07013).

        10.14           --         License Agreement effective as of February 1, 1997, between
                                   The General Hospital Corporation and Ergo Science
                                   Corporation and Ergo Research Corporation. Filed as Exhibit
                                   10.1 to the Company's quarterly filing on Form 10-Q filed
                                   with the Commission on May 15, 1997 and incorporated by
                                   reference herein. [Portions of this exhibit have been
                                   omitted and filed separately with the Commission in
                                   accordance with Rule 406 of the Securities Act and the
                                   Company's request for confidential treatment.]

        10.15           --         Amended and Restated Supply Agreement dated October 31,
                                   1997, by and among Ergo Science Corporation, Ergo Research
                                   Corporation and Geneva Pharmaceuticals, Inc. Filed as
                                   exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 14, 1997 and
                                   incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the
                                   Company's request for confidential treatment.]

        10.16           --         Second Amendment to Ergo Science Corporation Amended and
                                   Restated 1995 Long-Term Incentive Plan. Filed with the
                                   Commission on December 9, 1997 (Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form
                                   S-8, file number 333-41791).

        10.17           --         Settlement Agreement dated as of October 6, 2000 between the
                                   Company and Louisiana State University

        21.1            --         Subsidiaries of registrant.

        23.1            --         Consent of PricewaterhouseCoopers LLP

       (b)              --         Reports filed on Form 8-K.

                                   None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and Commonwealth of Massachusetts on April 2, 2001.

                                                       ERGO SCIENCE CORPORATION

                                                       By:            /s/ J. RICHARD CROWLEY
                                                            -----------------------------------------
                                                                        J. Richard Crowley
                                                            Controller (principal accounting officer)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                       President, Chief Executive
                  /s/ DAVID R. BURT                      Officer and Director
     -------------------------------------------         (Principal Executive and       April 2, 2001
                   (David R. Burt)                       Financial Officer)

               /s/ J. RICHARD CROWLEY
     -------------------------------------------       Controller (principal            April 2, 2001
                (J. Richard Crowley)                     accounting officer)

              /s/ THOMAS F. MCWILLIAMS
     -------------------------------------------       Director                         April 2, 2001
               (Thomas F. McWilliams)

             /s/ WILLIAM T. COMFORT, III
     -------------------------------------------       Director                         April 2, 2001
              (William T. Comfort, III)

                 /s/ J. WARREN HUFF
     -------------------------------------------       Director                         April 2, 2001
                  (J. Warren Huff)

               /s/ CHARLES E. FINELLI
     -------------------------------------------       Director                         April 2, 2001
                (Charles E. Finelli)

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                          DOCUMENT DESCRIPTION
---------------------                                  --------------------
        10.17           --         Settlement Agreement dated as of October 6, 2000 between the
                                   Company and Louisiana State University

        21.1            --         Subsidiaries of registrant.

        23.1            --         Consent of PricewaterhouseCoopers LLP