Form 10-Q
period 2001-03-31
ERGO SCIENCE CORP
filed 2001-05-15
CIK 1002212

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

                  For the quarterly period ended March 31, 2001

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


       790 TURNPIKE STREET
    NORTH ANDOVER, MASSACHUSETTS                               01845
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (978) 974-9474


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 30, 2001 there were 14,299,217 shares of common stock, par value $.01 per share, of the registrant outstanding.

================================================================================

                            ERGO SCIENCE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and
                           December 31, 2000                                                     3

                  Unaudited Consolidated Statements of Operations for the three
                           months ended March 31, 2001 and 2000                                  4

                  Unaudited Consolidated Statements of Cash Flows for the three months
                           ended March 31, 2001 and 2000                                         5

                  Notes to Consolidated Financial Statements                                     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                            8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    11

PART II. OTHER INFORMATION                                                                      12

SIGNATURES                                                                                      13

                            ERGO SCIENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,     December 31,
                                                                                         2001            2000
                                                                                   ---------------------------------
                                      ASSETS                                          (Unaudited)
Current assets:
         Cash and cash equivalents                                                    $  8,504,931     $ 10,130,599
         Short-term investments                                                         18,221,988       16,958,488
         Prepaid and other current assets                                                   15,443           18,739
                                                                                      ------------     ------------
                  Total current assets                                                  26,742,362       27,107,826
Equipment and leasehold improvements, net                                                   18,736           21,793
                                                                                      ------------     ------------
                  Total assets                                                        $ 26,761,098     $ 27,129,619
                                                                                      ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                                        $    730,304     $    983,131
                                                                                      ------------     ------------
                  Total current liabilities                                                730,304          983,131

Commitments and contingencies                                                                   --               --

Stockholders' equity:
         Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at
             March 31, 2001 and December 31, 2000 (liquidation preference
             of $9,794,251 at March 31, 2001)                                            6,919,581        6,776,250
         Common stock, $.01 par value, authorized 50,000,000 at March 31, 2001;
             issued and outstanding 14,299,217 at March 31, 2001 and
             December 31, 2000                                                             142,993          142,993
         Additional paid-in capital                                                    111,808,824      111,808,824
         Cumulative dividends on preferred stock                                        (4,910,014)      (4,766,683)
         Accumulated deficit                                                           (87,930,590)     (87,814,896)
                                                                                      ------------     ------------
                  Total stockholders' equity                                            26,030,794       26,146,488
                                                                                      ------------     ------------
                          Total liabilities and stockholders' equity                  $ 26,761,098     $ 27,129,619
                                                                                      ============     ============


        The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      2001              2000
                                                                      ----              ----
Operating expenses:
         Research and development                                 $     4,987       $    45,229
         General and administrative                                   509,342           334,140
                                                                  -----------       -----------
                                                                      514,329           379,369
                                                                  -----------       -----------
                  Net operating loss                                 (514,329)         (379,369)

Other income:
         Interest                                                     398,635           431,902
                                                                  -----------       -----------
Net income (loss)                                                    (115,694)           52,533

Accretion of dividends on preferred stock                            (143,331)         (135,102)
                                                                  -----------       -----------
Net loss to common stockholders                                   $  (259,025)      $   (82,569)
                                                                  ===========       ===========

Loss per common share:
         Basic and Diluted                                        $     (0.02)      $     (0.01)
                                                                  ===========       ===========
Weighted average common shares outstanding:
         Basic and Diluted                                         14,299,217        14,271,871
                                                                  ===========       ===========


         The accompanying notes are an integral part of the consolidated financial statements

                            ERGO SCIENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                                  ----            ----
Cash flows from operating activities:
         Net income (loss)                                                    $  (115,694)      $    52,533
         Adjustments to reconcile net income (loss) to cash used in operating activities:
             Depreciation and amortization                                          3,057             7,534
             Changes in operating assets and liabilities:
                  Prepaid and other current assets                                  3,296             7,584
                  Accounts payable and accrued expenses                          (252,827)         (401,226)
                                                                              -----------       -----------
Net cash used in operating activities                                            (362,168)         (333,575)
                                                                              -----------       -----------
Cash flows from investing activities:
         Purchase of short-term investments                                    (9,626,272)       (1,471,327)
         Proceeds from maturity of short-term investments                       8,362,772         1,369,128
         Purchase of equipment and leasehold improvements                              --            (5,445)
                                                                              -----------       -----------
Net cash used in investing activities                                          (1,263,500)         (107,644)
                                                                              -----------       -----------
Cash flows from financing activities:
         Proceeds from stock options exercised                                         --            23,800
                                                                              -----------       -----------
Net decrease in cash and cash equivalents                                      (1,625,668)         (417,419)
Cash and cash equivalents at beginning of period                               10,130,599         4,292,631
                                                                              -----------       -----------
Cash and cash equivalents at end of period                                    $ 8,504,931       $ 3,875,212
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

         Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2001 and 2000.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

         Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

         At March 31, 2001 and December 31, 2000, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        SHORT-TERM INVESTMENTS

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents. All short-term investments are classified as held-to-maturity.


                                                       MARCH 31, 2001       DECEMBER 31, 2000
                                                       --------------       -----------------
Commercial paper                                         $11,772,542           $ 9,504,011
Federal agency notes                                       6,449,446             7,454,477
                                                         -----------           -----------
    Total short-term investments                         $18,221,988           $16,958,488
                                                         ===========           ===========

         Since these held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities. These securities are carried at amortized cost, which approximates fair value.

4.    NET LOSS PER COMMON SHARE

         Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accretion of dividends on the preferred stock. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options are anti-dilutive for all periods presented and are therefore excluded from the calculation. During the periods ended March 31, 2001 and 2000, options to purchase 373,750 and 563,475 shares of common stock, respectively, and preferred stock convertible into 12,047,049 and 5,574,893 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

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

         o        ERGO IS A COMPANY IN TRANSITION;
         o ERGO'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET SYSTEM AND MAY BECOME SUBJECT TO RULES RELATING TO LOW-PRICED OR PENNY STOCK;
         o THE COMPANY IS TAKING STEPS WHICH COULD LEAD TO THE SALE OR LICENSE OF ITS INTERESTS (INCLUDING ITS INTELLECTUAL PROPERTY RIGHTS) IN ERGOSET(R) AND ITS OTHER HUMAN DRUG RELATED ASSETS;
         o THE COMPANY MAY ELECT TO USE ALL OF ITS CASH AND OTHER ASSETS, AND MAY NEED SIGNIFICANT ADDITIONAL FUNDING TO ACQUIRE AND OPERATE ONE OR MORE INCOME-PRODUCING BUSINESSES;
         o THE COMPANY MAY RAISE CAPITAL BY SELLING COMMON STOCK AND OTHER SECURITIES;
         o AN APPROVABLE LETTER DOES NOT MEAN THAT A PRODUCT WILL BE APPROVED, PARTICULARLY WHERE, AS HERE, IT IS NECESSARY TO SATISFY FDA (PRIOR TO APPROVAL) THAT THERE IS NOT AN INCREASED RISK OF A SERIOUS ADVERSE EVENT;
         o COMPETITION IN THE ANTI-DIABETIC MARKET IS INTENSE; OTHER PRODUCTS HAVE BEEN RECENTLY APPROVED FOR THIS INDICATION AND OTHER COMPANIES ARE DEVELOPING COMPETING PRODUCTS; AND
         o THE NEED FOR ADDITIONAL FUNDING TO SUPPORT IMPLEMENTATION OF AN ALTERNATIVE STRATEGIC DIRECTION.

              FURTHER INFORMATION AND ADDITIONAL IMPORTANT FACTORS ARE SET FORTH IN REPORTS AND OTHER FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE 2000 ANNUAL REPORT ON FORM 10-K, GENERALLY UNDER THE SECTION ENTITLED "RISK FACTORS." ERGO DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

OVERVIEW

          Ergo Science Corporation ("Ergo" or the "Company") is a company in transition. Since 1990, the Company has been engaged in developing ERGOSET(R) tablets for the treatment of type 2 diabetes and other metabolic disorders. Over the last several years, however, the Company has been unable to persuade the U.S. Food and Drug Administration (the "FDA") to approve ERGOSET(R) for marketing. Although ERGOSET(R) is considered "approvable" by the FDA, the FDA has required, prior to granting approval, an additional clinical trial to rule out a possible increased risk of a serious adverse event with the use of ERGOSET(R). After discussions with the FDA and its own consultants regarding the scope and complexity of the additional clinical trial, the Board of Directors of the Company believes that the next phase of the development of ERGOSET(R) will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. Accordingly, the Company has begun the process of attempting to sell or license its interests in ERGOSET(R) (including its intellectual property rights) and its other human drug related assets (collectively, the "Science Assets").

         The Company's Board of Directors is also taking additional steps to try to enhance shareholder value. One alternative that the Company is considering is the purchase of an income-producing business. In order to purchase an income-producing business, the Company may need to raise additional equity capital by selling Common Stock.

         In addition to the capital it may raise from selling common stock and other securities, in order to complete any such acquisition and to operate thereafter, the Company may require additional debt and/or equity financing which, if available on acceptable terms, may involve leveraging the Company's assets and granting rights to lender(s) superior to those of existing shareholders, issuing preferred stock or other securities with rights superior to those of existing shareholders and/or issuing additional common stock that would dilute existing shareholders. The Company is also evaluating the implementation of restrictions on transfer of its Common Stock to help to protect its NOLs. During this transition period, the Company intends to continue to conserve its cash and other assets.

         From inception through 2000, the Company has been unprofitable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000  AND 2001

         Research and development expenses decreased from $45,229 to $4,987 for the three month period ended March 31, 2000 and 2001, respectively. This decrease was mainly due to the reduction of the Company's workforce and the discontinued funding of all its pre-clinical development programs.

         General and administrative expenses increased from $334,140 to $509,342 for the three month period ended March 31, 2000 and 2001, respectively. The increase was mostly attributable to legal costs incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET(R) and its other human drug related assets.

         Interest income decreased from $431,902 to $398,635 for the three month period ended March 31, 2000 and 2001, respectively. The use of cash to fund the Company's operations resulted in a decrease of cash available for investment.

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

         Cash, cash equivalents and short-term investments were $26,726,919 and $27,089,087 at March 31, 2001 and December 31, 2000, respectively. The overall decrease in cash, cash equivalents and short-term investments at March 31, 2001, was due primarily to the funding of the operating activities of the Company.

         The Company believes its current cash, cash equivalents and short-term investments will fund its current operations at least through 2001. In the event that the Company purchases an income-producing business, the Company will require additional capital.

         The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133, effective January 1, 2001. SFAS No. 133 did not effect Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes in the Company's exposure to market risk from December 31, 2000.

                                     PART II

                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ERGO SCIENCE CORPORATION


                                          By: /s/ J. Richard Crowley
                                              --------------------------------
                                              J. Richard Crowley
                                              Controller (principal accounting
                                              officer)



                                                     Date:  MAY 15, 2001