Form 10-Q
period 2001-06-30
ERGO SCIENCE CORP
filed 2001-08-14
CIK 1002212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-24936

ERGO SCIENCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3271667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

790 Turnpike Street
North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (978) 689-0333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed  by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

At August 2, 2001 there were 14,299,217 shares of common stock, par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:
Cash and cash equivalents	$12,394,840	$10,130,599
Short-term investments	14,195,264	16,958,488
Prepaid and other current assets	16,282	18,739

Total current assets	26,606,386	27,107,826
Equipment and leasehold improvements, net	14,610	21,793

Total assets	$26,620,996	$27,129,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$983,342	$983,131

Total current liabilities	983,342	983,131

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at June 30, 2001 and December 31, 2000 (liquidation preference of $9,940,448 at June 30, 2001)	7,065,778	6,776,250
Common stock, $.01 par value, 50,000,000 shares authorized; 14,299,217 shares issued and outstanding at June 30, 2001 and December 31, 2000	142,993	142,993
Additional paid-in capital	111,808,824	111,808,824
Cumulative dividends on preferred stock	(5,056,211)	(4,766,683)
Accumulated deficit	(88,323,730)	(87,814,896)

Total stockholders’ equity	25,637,654	26,146,488

Total liabilities and stockholders’ equity	$26,620,996	$27,129,619

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Operating expenses:
Research and development	$34,547	$34,305	$39,534	$79,534
General and administrative	684,030	307,843	1,193,372	641,983

	718,577	342,148	1,232,906	721,517

Net operating loss	(718,577)	(342,148)	(1,232,906)	(721,517)

Other Income:
Interest	325,216	449,760	723,851	881,662
Other income	221	44,174	221	44,174

Net income (loss)	(393,140)	151,786	(508,834)	204,319

Accretion of dividends on preferred stock	(146,197)	(137,804)	(289,528)	(272,906)

Net income (loss) to common stockholders	$(539,337)	$13,982	$(798,362)	$(68,587)

Net income (loss) per common share:
Basic	$(0.04)	$0.00	$(0.06)	$(0.00)

Diluted	$(0.04)	$0.00	$(0.06)	$(0.00)

Weighted average common shares outstanding:
Basic	14,299,217	14,299,217	14,299,217	14,285,544

Diluted	14,299,217	14,329,097	14,299,217	14,285,544

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net (loss) income	$(508,834)	$204,319
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	6,443	15,622
Loss on disposal of equipment	620	—
Accrued interest on long-term investments	—	(30,799)
Changes in operating assets and liabilities:
Prepaid and other current assets	2,457	8,159
Other assets	—	(1,510)
Accounts payable and accrued expenses	211	(437,417)

Net cash used in operating activities	(499,103)	(241,626)

Cash flows from investing activities:
Purchase of short-term investments	(19,591,534)	(6,220,108)
Proceeds from maturity of short-term investments	22,354,758	11,923,328
Proceeds from sale of equipment	120	—
Purchase of equipment and leasehold improvements	—	(7,265)

Net cash provided by investing activities	2,763,344	5,695,955

Cash flows from financing activities:
Proceeds from stock options exercised	—	23,800

Net increase in cash and cash equivalents	2,264,241	5,478,129

Cash and cash equivalents at beginning of period	10,130,599	4,292,631

Cash and cash equivalents at end of period	$12,394,840	$9,770,760

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             The accompanying financial statements are unaudited and have been prepared by Ergo Science Corporation (“Ergo” or the “Company”) in accordance with generally accepted accounting principles.

             Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2001 and 2000.

             The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.          Cash Equivalents

             The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

             Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

             At June 30, 2001 and December 31, 2000, cash equivalents were composed primarily of investments in money market funds, United States government obligations and high-grade commercial paper that mature within 90 days of purchase.

3.          Short-term Investments

             The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents.  All short-term investments are classified as held-to-maturity.

	June 30, 2001	December 31, 2000

Commercial paper	$8,979,867	$9,504,011
Federal agency notes	5,215,397	7,454,477

Total short-term investments	$14,195,264	$16,958,488

             Since these held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities.  These securities are carried at amortized cost, which approximates fair value.

4.       Net Loss Per Common Share

             Basic earnings/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus all potentially dilutive securities, such as stock options.

          Diluted net loss per share for the three month period ended June 30, 2001 and the six month periods ended June 30, 2001 and 2000 does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options are anti-dilutive and are therefore excluded from the calculation. During the three month period ended June 30, 2001 and the six month periods ended June 30, 2001 and 2000, options to purchase 373,750, 373,750 and 293,750 shares of common stock were not included in the computation of diluted net loss per share since their inclusion would be anti-dilutive.

          Preferred shares, which are convertible into 10,354,633 and 15,441,472 shares of common stock at June 30, 2001 and December 31, 2000 respectively, are not included in the computation of EPS because they are convertible only at the Company’s election following the Company’s receipt of FDA approval to market ERGOSET® or another drug product.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This discussion contains forward–looking statements.  Forward-looking statements reflect Ergo's current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation,

•	Ergo is a Company in transition;
•	Ergo is subject to rules relating to low-priced or penny stock;
•	the Company is taking steps which could lead to the sale or license of its interests (including its intellectual property rights) in ERGOSET® and its other human drug related assets;
•	the Company may elect to use all of its cash and other assets, and may need significant additional funding to acquire and operate one or more income-producing businesses;
•	the Company may raise capital by selling common stock and other securities;
•	an approvable letter does not mean that a product will be approved, particularly where, as here, it is necessary to satisfy FDA (prior to approval) that there is not an increased risk of a serious adverse event;
•	competition in the anti-diabetic market is intense; other products have been recently approved for this indication and other companies are developing competing products; and
•	the need for additional funding to support implementation of an alternative strategic direction.

             Further information and additional important factors are set forth in reports and other filings of the Company with the Securities and Exchange Commission, including, without limitation, the 2000 Annual Report on Form 10-K, generally under the section entitled “Risk Factors.” Ergo does not undertake to update any forward–looking statement that may be made from time to time by or on behalf of the Company.

Overview

             Ergo Science Corporation ("Ergo" or the "Company") is a company in transition. Since 1990, the Company has been engaged in developing ERGOSET® tablets for the treatment of type 2 diabetes and other metabolic disorders. Over the last several years, however, the Company has been unable to persuade the U.S. Food and Drug Administration (the "FDA") to approve ERGOSET® for marketing. Although ERGOSET® is considered "approvable" by the FDA, the FDA has required, prior to granting approval, an additional clinical trial to rule out a possible increased risk of a serious adverse event with the use of ERGOSET®. After discussions with the FDA and its own consultants regarding the scope and complexity of the additional clinical trial, the Board of Directors of the Company believes that the next phase of the development of ERGOSET® will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. Accordingly, the Company has begun the process of attempting to sell or license its interests in ERGOSET® (including its intellectual property rights) and its other human drug related assets (collectively, the "Science Assets").

             The Company’s Board of Directors is also taking additional steps to try to enhance shareholder value. One alternative that the Company is considering is the purchase of an income-producing business.  In order to purchase an income-producing business, the Company may need to raise additional equity capital by selling common stock, including the potential sale of common stock to Court Square Capital Limited, the Company's largest stockholder.

             In addition to the capital it may raise from selling common stock and other securities, in order to complete any such acquisition and to operate thereafter, the Company may require additional debt and/or equity financing which, if available on acceptable terms, may involve leveraging the Company's assets and granting rights to lender(s) superior to those of existing shareholders, issuing preferred stock or other securities with rights superior to those of existing shareholders and/or issuing additional common stock that would dilute existing shareholders.  The Company may also implement restrictions on the transfer of its Common Stock to help to protect its net operating losses.  During this transition period, the Company intends to continue to conserve its cash and other assets.

                From inception through 2000, the Company has been unprofitable.

Results of Operations

Three Months and Six Months Ended June 30, 2000 and 2001

          Research and development expenses increased from $34,305 to $34,547 and decreased from $79,534 to $39,534 for the three and six month periods ended June 30, 2000 and 2001, respectively.  The increase for the three month period was insignificant. The decrease for the six month period was primarily a result of a reduction in FDA approval related activity. Research and development expenses decreased from $449,616 to ($218,834) for the twelve-month periods ended June 30, 2000 and 2001.  In addition to the effect of the discontinuation of pre-clinical programs, this decrease was positively affected by the reversal of accrued ERGOSET® related development costs of $2,230,000 in the third quarter of 2000.  These development costs were originally accrued in 1998 and were reversed in 2000 because the Company no longer believed it would have to pay them.  Research and development expenses were negatively affected by a $2 million charge recorded in the third quarter of 2000 as part of the settlement with LSU.

          General and administrative expenses increased from $307,843 to $699,030 and from $641,983 to $1,208,372 for the three and six month periods ended June 30, 2000 and 2001, respectively. These increases were attributable to legal costs and professional fees incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets.

          Interest income decreased from $449,760 to $325,216 and from $881,662 to $723,851 for the three and six month periods ended June 30, 2000 and 2001, respectively. These decreases were primarily due to the Company’s use of cash to fund operations resulting in a decrease of cash available for investment.

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

             On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET® tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity.  In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock.  In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement.  The Joint Collaboration Agreement was terminated on January 3, 1999; therefore there will be no further financial support from this arrangement.

             On May 23, 2001, the Company entered into a common stock purchase agreement with Court Square Capital Limited, the Company's largest stockholder, to provide the Company with additional capital for general corporate purposes, including the acquisition of one or more new lines of business. Subject to certain conditions, including stockholder approval, the agreement provides for the Company to issue and sell to Court Square and its affiliates up to 7,500,000 shares of the Company's common stock at a per share price of $1.15, subject to adjustment. The agreement expires on May 23, 2003.

             Cash, cash equivalents and short-term investments were $26,590,104 and $27,089,087 at June 30, 2001 and December 31, 2000, respectively.  The overall decrease in cash, cash equivalents and short-term investments at June 30, 2001, was due primarily to evaluating new strategic directions for the Company.

          The Company believes its current cash, cash equivalents and short-term investments will fund its current operations at least through 2002. In the event that the Company purchases an income-producing business, the Company may require additional capital.

          The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

New Accounting Pronouncements

             In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2003. SFAS No. 141 and 142 did not effect the Company's financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

             There were no material changes in the Company’s exposure to market risk from December 31, 2000.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Document Description

10.1	Common Stock Purchase Agreement, dated May 23, 2001, with Court Square Capital Limited. Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission, pursuant to an application for confidential treatment.

(b) Reports on Form 8-K:

-	On May 23, 2001 stating that the Company’s common stock would be delisted from the NASDAQ Stock Market effective with the open of business on May 24, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERGO SCIENCE CORPORATION

By:	/s/ J. Richard Crowley

J. Richard Crowley
Controller (principal accounting officer)

Date: August 14, 2001