Form 10-Q/A
period 2001-06-30
ERGO SCIENCE CORP
filed 2001-09-07
CIK 1002212

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001 (the "Report"), by (a) deleting in its entirety the redacted version of Exhibit 10.1 filed with the Report and inserting in place thereof the unredacted version of Exhibit 10.1 filed with this Amendment No. 1, and (b) deleting in its entirety Item 6(a) of Part II of the Report and inserting in place thereof Item 6(a) of Part II as set forth below:


                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit Number                Document Description

             10.1 Common Stock Purchase Agreement dated May 23, 2001, by and among the Ergo Science Corporation, ESC Merger Sub, Inc. and Court Square Capital Limited.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ERGO SCIENCE CORPORATION



                                 By: /s/ J. Richard Crowley
                                     -----------------------------------------
                                     J. Richard Crowley
                                     Controller (principal accounting officer)



                                 Date:  September 7, 2001
                                        --------------------------------------