Form 10-K
period 2001-12-31
ERGO SCIENCE CORP
filed 2002-04-01
CIK 1002212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ---------

                                  FORM 10-K
(Mark One)

     |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE
             SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

                                     -OR-

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ____________ to ____________

                           Commission File No. 0-26988

                                   -----------

                           ERGO SCIENCE CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                            04-3565746
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)           Identification Number)

         790 Turnpike Street
     North Andover, Massachusetts
   (Address of principal executive                    01845
               offices)                            (Zip Code)

      Registrant's telephone number, including area code: (978) 689-0333

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.01 Par Value
                               (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    The aggregate market value of our common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate), based on closing sale price as reported on the NASD's OTC Bulletin Board as of March 8, 2002, was approximately $10,304,612. As of March 8, 2002, there were 7,149,578 outstanding shares of the registrant's common stock.

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

      In connection with the implementation of transfer restrictions on our shares of common stock that became effective on October 19, 2001, the outstanding shares of our common stock were reverse split on a one-for-two basis. Unless otherwise indicated, all of the share and per share data in this report reflect the effect of this reverse stock split.

                                   Overview

      Ergo Science is a company in transition. From our incorporation through March 2001, we were engaged in the development of ERGOSET(R) tablets for the treatment of type 2 diabetes. We are now working to sell our drug assets and to purchase an established income-producing business.

      In March 2001 we decided that the next phase of the development of ERGOSET(R) will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are currently seeking to acquire one or more established businesses. We have substantial unrecognized tax benefits and approximately $26 million in cash. We believe that the most advisable use of these assets is the purchase of one or more established, income-generating businesses. In part, this strategy will permit us to offset future tax liability with our existing tax benefits. In light of our strategic direction, we are also in the process of attempting to sell or license our interests in ERGOSET(R) including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

      At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock. These transfer restrictions were implemented on October 19, 2001. At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30. During our transition period, we intend to continue to conserve our cash and other assets.

      The Investment Company Act of 1940 requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion applies, a company is an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. We have relied on different exclusions available under the Act to avoid being regulated as an investment company. However, since the third quarter of 2001, the only securities we have held are U.S. government obligations with maturities of 90 days or less. Since these are not "investment securities" within the meaning of the Act, we do not meet the general definition of an investment company. We expect to continue to hold similar securities exclusively until we acquire an operating business.

Human Resources

      As of March 8, 2002, we had three part-time employees. None of our employees is covered by a collective bargaining agreement.

                                 RISK FACTORS

    In addition to the other information in this Annual Report on Form 10-K and all other SEC reports of the Company, you should consider the following factors in evaluating the Company, its business and the strategic direction the Company may head in the future.

We have relied on an exclusion from the definition of "investment company" that may not have been available to us. We could therefore possibly be subject to enforcement action by the SEC and could be required to register as an investment company with significant restrictions on our business. Any one of these actions would have a material adverse impact on our ability to acquire and operate an established business.

    The Investment Company Act of 1940 requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion applies, a company is an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. We currently are not an investment company under this test because none of our assets are such investment securities.

    However, from the time of our initial public offering through March 2001, we relied on an exclusion available to companies that are engaged primarily in a business other than investing. The SEC has established specific criteria by which companies that are primarily engaged in research and development, not investing, qualify for this exclusion. When we sold our pre-clinical research assets in the second quarter of 1999 and moved to conserve our assets for the development of ERGOSET through the FDA process, it raised a regulatory issue as to whether we might need to register as an investment company. There is a risk that the SEC could take the position that we did not meet the requirements for this exclusion from the second quarter of 1999 through March 2001. The Investment Company Act also provides a one-year temporary exclusion for companies that are in transition and which have a bona fide intent to be engaged primarily in a business other than investing in securities as soon as possible, but in any event within one year. We relied on this temporary exclusion since we decided to sell our human drug-related assets in March 2001 through the third quarter of 2001. There is a risk that the SEC may take the position that we are not entitled to rely on this temporary exclusion. In the event that we were not entitled to rely on the exclusion prior to March 2001 or we were not entitled to rely on the temporary exclusion beginning in March 2001, our failure to register as an investment company not only raises the possibility of an enforcement action by the SEC, but also threatens the validity of corporate actions and contracts entered into by us during the period of violations. Since the third quarter of 2001, the only securities we have held are U.S. government obligations with maturities of 90 days or less, which provides a separate exclusion for the "40 Act."

    Until we are able to achieve our goal of acquiring one or more established operating businesses, we are unable to materially change the composition of our assets without becoming subject to the Act. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating at established business. As an investment company, we would be forced to comply with substantive requirements of the Investment Company Act, including:

      o     limitations on our ability to borrow;
      o     limitations on our capital structure;
      o     restrictions on acquisitions of interests in associated companies;
      o     prohibitions on transactions with affiliates;

      o     restrictions on specific investments; and
      o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

    If we were forced to comply with the rules and regulations of the Investment Company Act, our ability to acquire and operate an established business would be significantly limited.

    If we are determined to have been an unregistered investment company when we entered into the purchase agreement with Court Square, that agreement may not be enforceable by us against Court Square. If we are or become an unregistered investment company, we may be limited in our ability to issue any securities, whether to Court Square under the purchase agreement, or pursuant to the 2001 Employee, Director and Consultant Stock Plan. Either of these events would significantly limit our ability to acquire and operate a business.

We are a company in transition.

    We may not successfully make the transition from developing human drug products to acquiring an income-producing business or pursuing another strategic direction. Over the past few years, we have terminated nearly all of our employees, including nearly all of our key employees. We may not have adequate capital, human or other resources to pursue another line of business. Capital, human and other resources may not be available from other sources and, even if available, may not be available on terms that are acceptable to us. Until we decide on a specific income-producing business to acquire, or another strategic direction to pursue, we cannot predict the nature or intensity of the competition that we will face.

Our common stock is subject to rules relating to low-priced or penny stock which may make it more difficult for you to buy or sell shares and for us to enter into future equity financings or to effect an acquisition or merger with other businesses.

    Our common stock was delisted from the Nasdaq Stock Market effective with the open of business on May 24, 2001. Our common stock currently is quoted on the NASD's OTC Bulletin Board and may be adversely affected by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock. In addition, the continued delisting of our common stock may make our stock less attractive to third parties, which could adversely affect our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses.

The transfer restrictions implemented in the merger may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

    The new shares of common stock issued by the Company in the merger are subject to the transfer restrictions described in the proxy statement/prospectus filed by the Company. These transfer restrictions will require any person attempting to acquire a significant interest in the Company to negotiate with the Company's board of directors. The transfer restrictions also may make it more difficult to effect a merger or similar transaction perceived by stockholders to be favorable to the Company by requiring any person seeking to enter into such a transaction with the Company to negotiate with our Board of Directors. Finally, the transfer restrictions may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company's outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger.

If the transfer restrictions are not effective in preventing an ownership change from occurring, our ability to use the tax net operating loss carryforwards will be severely limited.

    Although the transfer restrictions are expressly permitted under Delaware law, we are not aware of any published court decisions enforcing similar transfer restrictions. Even if a court did enforce our transfer restrictions in the case of such a transfer, the Internal Revenue Service might not agree that the transfer restrictions provide a sufficient remedy with respect to any ownership change resulting from the prohibited transfer. In either of these cases, despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit merger sub's ability to use the tax benefits associated with our NOL carryforwards.

We may not be able to realize the benefits of our NOL carryforwards.

    Based on a current federal corporate income tax rate of 35%, our NOLs could provide a benefit to us, if fully utilized, of as much as $27 million in future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. We may not be able to:

      o     identify an established business to acquire;
      o reach an agreement to acquire any such business that we do identify on terms which are favorable to us; and
      o     obtain sufficient capital to consummate an acquisition.

    Each of these factors will limit our ability to use the tax benefits associated with our substantial NOLs. If, for any of these reasons, we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of those NOL carryforwards permanently.

    In addition, the amount of NOL carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service. The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS were successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

Because ownership of our common stock is concentrated, certain stockholders can exert significant influence over stockholders' decisions.

    As of December 31, 2001, we believe that our largest stockholder, Court Square, beneficially owned and had the right to vote approximately 22.9% of our outstanding shares of common stock. If the maximum number of shares of common stock are issued to Court Square under the purchase agreement, Court Square will beneficially own and have the right to vote approximately 49.5% of our outstanding shares. Accordingly, Court Square will have a significant influence on the outcome of stockholder votes, including votes concerning, among other things, the election of directors; the adoption or amendment of provisions in our Certificate of Incorporation; and the approval of other significant corporate transactions, including mergers, and reorganizations. This level of concentrated ownership by a single entity may have the effect of delaying or preventing a change in the management or voting control of the Company.

Anti-takeover provisions could impair market price of Ergo common stock.

    We have adopted certain anti-takeover measures. Our Certificate of
Incorporation:

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

These provisions, alone or in combination with each other and with the matters described in "Risk Factors--Concentrated Ownership of our Common Stock Results in Significant Influence Over Stockholders' Decisions," may discourage transactions involving actual or potential changes of control. Such transactions may include those that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. Except with respect to Court Square, we also are subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult. We have taken steps to help preserve our net operating loss carryforwards and reduce, but not eliminate, the risk of the occurrence of an ownership change. These steps under consideration may have the incidental effect of impeding the attempt of a person or entity from acquiring a significant or controlling interest in the Company, render it difficult to effect a merger or similar transaction even if the transaction is favored by a majority of independent stockholders, and entrenching management.

Forward Looking Statements and Associated Risks

    This Annual Report on Form 10-K contains forward-looking statements with respect to our financial condition, results of operations and business. You can find many of these statements by looking for such words as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" or similar expressions. These statements reflect our current views with respect to future events and financial performance and involve numerous assumptions, risks and uncertainties, including without limitation, the risks described in "Risk Factors." Because these forward-looking statements are based upon assumptions and are subject to risks and uncertainties, actual results may vary materially and adversely from those anticipated, believed, estimated, assumed or otherwise indicated. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

ITEM 2. PROPERTIES

Facilities

    In September 2001 we leased approximately 600 square feet of shared office space as our principal office in Jefferson Office Park, North Andover, Massachusetts. The space is leased through June 30, 2002. Prior to that, we leased a larger office space of approximately 1,200 square feet as its principal office in the same location. That lease expired in September 2001.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our 2001 Annual Meeting of Stockholders was held on October 15, 2001. The following matters were voted upon at the annual meeting (all of the share numbers below reflect the effect of a one-for-two reverse stock split that became effective on October 19, 2001):

(1) David R. Burt was elected to serve as a Director to hold office until our next annual meeting of stockholders and until his successor is chosen and qualified with 5,354,529 votes cast for and 669,178 votes withheld.

(2) Our stockholders approved a proposal to adopt a certificate of ownership and merger, the primary purpose of which was to implement the transfer restrictions on shares of our common stock and the one-for-two reverse stock split. This proposal was approved with 4,225,186 votes for the proposal, 558,998 votes against the proposal, 43,468 abstentions and 2,392,111 broker non-votes. The merger became effective on October 19, 2001.

(3) Our stockholders approved the issuance and sale of up to 3,750,000 shares of our common stock at a per share price of $2.30 to Court Square Capital Ltd., our largest stockholder. This proposal was approved with 4,214,891 votes for the proposal, 568,473 votes against the proposal, 44,288 abstentions and 2,392,111 broker non-votes.

(4) Our stockholders approved the adoption of our 2001 Employee, Director and Consultant Stock Plan and the reservation of 1,600,000 shares of our common stock for options which may be granted under this plan. This proposal was approved with 4,050,203 votes for the proposal, 730,681 votes against the proposal, 46,768 abstentions and 2,392,111 broker non-votes.

(5) Our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2001. This proposal was approved with 5,584,740 votes for the proposal, 294,546 votes against the proposal, 144,422 abstentions and 0 broker non-votes.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock was quoted on the Nasdaq Stock Market through May 23, 2001 under the symbol "ERGO." Since that date, after a brief transition period during which our common stock was quoted on the NASD's OTC Bulletin Board under the symbol "ERGG," our common stock has been quoted on the NASD's OTC Bulletin Board under the symbol "ERGO." At March 8, 2002, the number of record holders of our common stock was approximately 240. The following table sets forth, for the periods indicated, the high and low sale price for our common stock as reported on the Nasdaq Stock Market or the NASD's OTC Bulletin Board, as applicable.

                                                  High         Low
                                                  ----         ---
2001
  First Quarter                                $   2.032   $   1.250
  Second Quarter                               $   2.120   $   1.562
  Third Quarter                                $   2.120   $   1.820
  Fourth Quarter*                              $   2.490   $   1.880
2000
  First Quarter                                $  10.750   $   2.500
  Second Quarter                               $   4.250   $   2.312
  Third Quarter                                $   2.938   $   2.062
  Fourth Quarter                               $   2.312   $   1.000

*This information reflects inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Dividends

      We have not paid dividends to our stockholders since our inception. We currently intend to retain earnings, if any, to finance our growth. The terms of our series D exchangeable preferred stock prohibit us from paying dividends on our common stock.

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

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                  2001            2000            1999            1998            1997
                                                  ----            ----            ----            ----            ----
Consolidated Statement of Operations Data:
Revenues (1)                                            --              --              --   $  18,924,552              --
Operating expenses:
   Research and development (2)              $      55,454   $    (163,834)  $   2,269,450      14,549,810   $  13,258,016
   Cost of product revenue                                              --              --       2,488,520              --
   Write-off related to renegotiated supply
       agreement (3)                                                    --              --       2,499,000              --
   General and administrative (4)(5)(6)          2,456,332       1,748,301       3,597,382       7,558,572       6,973,776
                                             -----------------------------------------------------------------------------

   Total operating expenses                      2,511,786       1,584,467       5,866,832      27,095,902      20,231,792
                                             -----------------------------------------------------------------------------

Other Income:
   Interest and other income                     1,260,964       1,920,922       1,628,206       1,862,453       1,689,252
                                             -----------------------------------------------------------------------------

      Net income (loss)                         (1,250,822)        336,455      (4,238,626)     (6,308,897)    (18,542,540)
                                             =============================================================================

      Net loss per share
         basic (7) (9)                       $       (0.18)  $        0.05   $       (0.59)  $       (0.97)  $       (2.81)
                                             =============================================================================
         assuming dilution (7) (9)           $       (0.18)  $        0.05   $       (0.59)  $       (0.97)  $       (2.81)
                                             =============================================================================

Weighted average common shares outstanding
         basic (8)                               7,149,578       7,146,209       7,127,912       7,043,959       6,606,021
                                             =============================================================================
         assuming dilution (8)                   7,149,578       7,181,780       7,127,912       7,043,959       6,606,021
                                             =============================================================================

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                  2001            2000            1999            1998            1997
                                                  ----            ----            ----            ----            ----
Consolidated Balance Sheet Data:
Cash and cash equivalents                    $  25,808,028   $  10,130,599   $   4,292,631   $  15,715,708   $  13,923,115
Investments                                             --      16,958,488      26,047,124      17,997,599       9,536,995
Working capital                                 24,888,851      26,124,695      18,431,622      29,563,042      20,943,195
Total assets                                    25,823,201      27,129,619      30,409,901      34,724,868      28,664,666
Long-term obligations                                   --              --              --         155,596         327,442
Total stockholders' equity                      24,895,666      26,146,488      25,786,233      29,825,882      25,135,381

-----------
(1) Relates to revenue received from Johnson & Johnson in 1998 in accordance with the Joint Collaboration and License Agreement. See Note 9 of Notes to Consolidated Financial Statements.

(2) Includes adjustments to estimates of amounts required to settle ERGOSET(R) related obligations in 2000, offset by a $2 million charge as part of the LSU settlement.

(3)   See Note 8 of Notes to Consolidated Financial Statements.

(4) Includes noncash charges in 1997 totaling $647,413 related to the resignation of a senior executive.

(5) Includes a charge in 1998 of $1,042,290 related to an asset write-down of equipment and leasehold improvements.

(6) Includes a loss on the disposal of equipment in 2001 and 1999 in the amount of $3,201 and $157,000, respectively. See Note 3 of Notes to Consolidated Financial Statements.

(7) We have never paid cash dividends on our common stock other than distributions made to stockholders when we were owned only by individuals and had elected to be an S corporation for U.S. federal income tax purposes.

(8) Share amounts reflect the 1 for 2 reverse stock split that occurred on October 19, 2001.

(9) Amounts for all periods have been revised as discussed in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion contains forward-looking statements. Forward-looking statements reflect Ergo's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated. Important factors that could cause actual results to differ materially include, without limitation:

      o     we are a company in transition;

      o we may not be able to identify or complete an acquisition of a suitable established business on favorable terms and, if acquired, that business may not generate sufficient income to realize the benefits of our net operating loss carryforwards;

      o our common stock is subject to rules relating to low-priced or penny stock, which may make it more difficult for our stockholders to buy or sell shares and for us to enter into future equity financings or to effect an acquisition or merger with other businesses;

      o the transfer restrictions implemented in the merger may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by our stockholders to replace or remove the current management and

      o we believe that we have qualified for exclusions from the definition of "investment company"' under the Investment Company Act of 1940 at all relevant times since our incorporation; however, if the Securities and Exchange Commission takes a contrary position and prevails, we would be subject to significant restrictions on our business and on our ability to implement our acquisition strategy.

                                  Overview

      Ergo Science is a company in transition. From our incorporation through March 2001, we were engaged in the development of ERGOSET(R) tablets for the treatment of type 2 diabetes. We are now working to sell our drug assets and to purchase an established income-producing business.

      In March 2001 we decided that the next phase of the development of ERGOSET(R) will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are currently seeking to acquire one or more established businesses. We have substantial unrecognized tax benefits and approximately $26 million in cash. We believe that the most advisable use of these assets is the purchase of one or more established, income-generating businesses. In part, this strategy will permit us to offset future tax liability with our existing tax benefits. In light of our strategic direction, we are also in the process of attempting to sell or license our interests in ERGOSET(R) including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

      At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock. These transfer restrictions were implemented on October 19, 2001. At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30. During our transition period, we intend to continue to conserve our cash and other assets. The only securities we currently hold are U. S. Government obligations with maturities of 90 days or less. We expect to continue to hold similar securities exclusively until we acquire an operating business.

      From our inception through 2001, the Company has been unprofitable.

Critical Accounting Policies

      Our significant accounting policies are discussed in Note 1 of our audited financial statements, which are included in this Form 10-K. We believe that the most significant judgements involve the establishment of accruals at each balance sheet date.

REVISION OF PRIOR FINANCIAL STATEMENTS

      In February 2002, prior to issuance of the Form 10K, we became aware that the amount of reported net loss to common shareholders in 2000 and 1999 required revision. This revision involved the elimination of the accretion of dividends on the Series D Preferred Stock for all periods subsequent to our initial public offering, or IPO, in December 1995. The dividends on the Series D Preferred Stock had been accreted at the rate of 6% compounded semi-annually from the time of issuance in April 1995 and such accretion had been reflected as an adjustment to net loss to determine net loss to common stockholders. However, upon completion of our IPO, the Series D Preferred Stock was no longer redeemable. After the Series D Preferred Stock became permanent equity, dividends on the preferred stock are only accounted for when and if declared by the Board of Directors. This revision did not affect net income or loss as previously reported; however, as a result of this revision, the previously reported net loss to common shareholders for the year ended December 31, 2000 has been changed by $554,000 to become net income available to common shareholders, and the previously reported net loss to common shareholders for the year ended December 31, 1999 has been decreased by $552,202.

      We have also revised our balance sheet as of December 31, 2000 and our statement of stockholders' equity for the years ended December 31, 1999 and 2000. We reduced the carrying value of the Series D Preferred Stock and the Cumulative Dividends on Preferred Stock to reflect only the accretion of dividends on Series D Preferred Stock through the IPO.

Results of Operations

Years ended December 31, 2000 and 2001

      Research and development expenses increased from ($163,834) to $55,454 in 2000 and 2001, respectively. The increase in costs in 2001 was primarily a result of the reversal of accrued ERGOSET(R) related development costs of $2,230,000 in the third quarter of 2000, which were offset by the effect of the discontinuation of pre-clinical programs. These development costs were originally accrued in 1998 and were reversed in 2000 because we no longer believed we would have to pay them, resulting in a negative charge to research and development expenses. Also, in the third quarter of 2000, we recorded a $2 million charge to research and development expenses as a result of the settlement with LSU.

      General and administrative expenses increased from $1,748,301 to $2,456,332 in 2000 and 2001, respectively. The increase was principally due to legal costs and professional fees incurred in evaluating our strategic alternatives, in preparing a proxy statement for our annual meeting of stockholders and in undertaking efforts to implement our strategic plan. In particular, in 2001 we incurred legal costs and professional fees related to our effort to remain listed on the Nasdaq Stock Market, adoption of a new stock option plan, negotiating a common stock purchase agreement with Court Square Capital Limited, attempting to sell or license our interest in ERGOSET(R) and our other human drug related assets and implementing the stock transfer restrictions.

      Interest and other income decreased from $1,920,922 to $1,260,964 in 2000 and 2001, respectively. The decrease in interest income is primarily due to the decrease of cash available for investment. Interest income also decreased due to a general reduction in market interest rates.

      Net (loss) income decreased from $336,455 to ($1,250,822) in 2000 and 2001, respectively. The decrease in net income was mainly due to increased legal and other professional fees incurred by us in preparing the Proxy with the SEC, in evaluating our strategic alternatives and the process of attempting to sell or license its interest in ERGOSET(R) and other human drug related assets. Net income (loss) per common share decreased from $0.05 to ($0.18) in 2000 and 2001, respectively.

Years ended December 31, 1999 and 2000

      Research and development expenses decreased from $2,269,450 to ($163,834) in 1999 and 2000, respectively. The reduction in costs in 2000 is a result of our decision to discontinue funding of all of our preclinical development programs, and a change in estimate of amounts required to settle ERGOSET(R) related development obligations, offset by a $2 million charge as part of the settlement with LSU.

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

      Net income (loss) increased from ($4,238,626) to $336,455 in 1999 and 2000, respectively. The increase in net income was mainly due to the reduction in our workforce, the our decision to discontinue funding of our pre-clinical development program, a change in estimate of amounts required to settle ERGOSET(R) related development obligations, offset by a $2 million charge as part of the settlement with LSU. Net income (loss) per share increased from ($0.59) to $0.05 in 1999 and 2000, respectively.

Net Operating Loss Carryforwards

      At December 31, 2001, we reported federal net operating loss and research and experimentation carryforwards were approximately $80 million. If not used, the tax loss carryforwards will begin to expire in 2006. Our ability to use these carryforwards is subject to limitations resulting from, among other things, an ownership change as defined in the Internal Revenue Code sections 382 and 383. See Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Resources

      Since our inception, our primary source of cash has been from financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided us with aggregate proceeds of $42,999,000 through 1998.

      On February 23, 1998, we entered into the Joint Collaboration Agreement with Johnson & Johnson to develop and commercialize ERGOSET(R) tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity. In March 1998, Johnson & Johnson made payments to us totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of our common stock. The agreement was terminated by Johnson & Johnson on January 3, 1999.

      On May 23, 2001, we entered into a common stock purchase agreement with Court Square Capital Limited, the Company's largest stockholder, to provide us with additional capital for general corporate purposes, including the acquisition of one or more new lines of business. Subject to certain conditions, including stockholder approval, the agreement provides for us to issue and sell to Court Square 3,750,000 shares at a per share price of $2.30, subject to adjustment. The agreement expires on May 23, 2003.

      Cash, cash equivalents and short-term investments were $27,089,087 and $25,808,028 at December 31, 2000 and 2001, respectively. The overall decrease in cash, cash equivalents and short-term investments at December 31, 2001 compared to one year prior was due primarily to the payment of legal costs and professional fees incurred in evaluating our strategic alternatives, in preparing a proxy statement for our annual meeting of stockholders and in undertaking efforts to implement our strategic plan. In particular, in 2001 we incurred legal costs and professional fees related to our effort to remain listed on the Nasdaq Stock Market, adoption of a new stock option plan, negotiating a common stock purchase agreement with Court Square Capital Limited, attempting to sell or license our interest in ERGOSET(R) and our other human drug related assets and implementing the stock transfer restrictions.

      Our primary source of cash in 2001 resulted from interest generated by our investment of cash, cash equivalents and short-term investments. Barring unforeseen circumstances, we expect interest income to continue to be our primary source of cash until we decide upon, and implement steps to pursue, a new future strategic direction. The only securities we currently hold are U.S. Government obligations with maturities of 90 days or less. We expect to continue to hold similar securities exclusively until we acquire an operating business.

      We have concentrated our efforts on conserving our cash while we have been considering our strategic alternatives. However, our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern may continue.

Requirements

      Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses and in evaluating and implementing strategic alternatives.

      As described above, we are in transition and our Board of Directors is considering strategic alternatives with a view towards re-positioning us so as to preserve and enhance shareholder value. We are seeking to acquire one or more existing businesses that are income-producing or are reasonably likely to produce income. Our acquisition of one or more businesses may use all of our current capital and may require significant additional capital. We are also taking steps which may lead to the sale or license of our interests in our human drug related assets.

      We expect that (in the absence of an acquisition or other strategic change) our available cash and expected interest income will fund our current operations for the foreseeable future. Our capital requirements will depend, in part, on our ability to sell our interests in our human drug related assets, the amount of proceeds realized by us from any such sale or license, our ability to complete the acquisition of an operating business, the amount we are required to pay for such an acquisition, the nature of the financing we employ to pay for such an acquisition, the capital requirements of the business acquired and the amount of income generated by the business.

      Depending on the decisions that are made, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

      The terms of our series D exchangeable preferred stock prohibit us from paying dividends on our common stock.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and thus will be adopted by the Company, as required, as of January 1, 2002. SFAS No. 141 and SFAS No. 142 will not affect the Company's financial position or results of operations upon adoption.

      In August 2001, FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has determined that SFAS 143 will not have an impact on its financial position and results of operations.

      In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 did not affect the Company's financial position or results or operations upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are not subject to market risk associated with risk sensitive institutions as we do not invest in institutions that are not United States government institutions and do not enter into hedging transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page No
                                                                         -------
Index to Consolidated Financial Statements

Report of Independent Accountants ........................................... 16

Consolidated Balance Sheets as of December 31, 2001 and 2000 ................ 17

Consolidated Statements of Operations for the years ended December 31,
2001, 2000 and 1999 ......................................................... 18

Consolidated Statements of Cash Flows for the years ended December 31,
2001, 2000 and 1999 ......................................................... 19

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999 ............................................ 20

Notes to Consolidated Financial Statements .................................. 21

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ergo Science Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has revised its financial statements for the years ended December 31, 2000 and 1999 to eliminate accretion of preferred stock.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 22, 2002

                            ERGO SCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,
                                                                                                          ------------
                                                                                                       2001            2000
                                                                                                       ----            ----
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                                      $  25,808,028   $  10,130,599
   Short-term investments                                                                                    --      16,958,488
   Prepaid and other current assets                                                                       8,358          18,739
                                                                                                  -----------------------------
          Total current assets                                                                       25,816,386      27,107,826
Equipment, net                                                                                            6,815          21,793
                                                                                                  -----------------------------
          Total assets                                                                            $  25,823,201   $  27,129,619
                                                                                                  ==============================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                          $     927,535   $     983,131
                                                                                                  -----------------------------
          Total current liabilities                                                                     927,535         983,131

Commitments and contingencies (Notes 5, 8 and 10)                                                                --              --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D exchangeable preferred stock issued and outstanding at
      December 31, 2001 and 2000 (liquidation
      preference of $10,238,660 at December 31, 2001) (Revised)                                       4,306,520       4,306,520
   Common stock, $.01 par value, authorized 50,000,000 shares at December 31, 2001 and 2000; 7,149,578 shares issued and outstanding at
      December 31, 2001 and 2000, respectively                                                           71,496          71,496
   Additional paid-in capital                                                                       111,880,321     111,880,321
   Cumulative dividends on preferred stock (Revised)                                                 (2,296,953)     (2,296,953)
   Accumulated deficit                                                                              (89,065,718)    (87,814,896)
                                                                                                  -----------------------------
       Total stockholders' equity                                                                    24,895,666      26,146,488
                                                                                                  -----------------------------
          Total liabilities and stockholders' equity                                              $  25,823,201   $  27,129,619
                                                                                                  =============================

The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                         2001             2000             1999
                                                                                         ----             ----             ----
Operating expenses:
   Research and development                                                           $    55,454      $  (163,834)     $ 2,269,450
   General and administrative                                                           2,456,332        1,748,301        3,597,382
                                                                                      ---------------------------------------------
                                                                                        2,511,786        1,584,467        5,866,832
                                                                                      ---------------------------------------------

Other income
   Interest and other income                                                            1,260,964        1,920,922        1,628,206
                                                                                      ---------------------------------------------
          Net income (loss)                                                            (1,250,822)         336,455       (4,238,626)
                                                                                      =============================================

Net income (loss) per common share (revised):

                    Basic                                                             $     (0.18)     $      0.05      $     (0.59)
                                                                                      =============================================
                    Diluted                                                           $     (0.18)     $      0.05      $     (0.59)
                                                                                      =============================================

Weighted average common shares outstanding (revised):
                    Basic                                                               7,149,578        7,146,209        7,127,912
                                                                                      =============================================
                    Diluted                                                             7,149,578        7,181,780        7,127,912
                                                                                      =============================================

The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 2001                 2000                 1999
                                                                             ------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                         $ (1,250,822)        $    336,455         $ (4,238,626)
    Adjustments to reconcile net loss to cash (used in)
      operating activities:
          Depreciation and amortization                                             9,857               25,231               27,936
          Loss on disposal of equipment                                             3,201                   --              157,332
          Noncash compensation                                                         --                   --              186,977
   Changes in operating assets and liabilities:
        Prepaid and other current assets                                           10,381                8,330              566,056
        Other assets                                                                   --                3,318               47,995
        Accounts payable and accrued expenses                                     (55,596)          (3,640,537)             146,414
                                                                             ------------------------------------------------------

Net cash (used in) operating activities                                        (1,282,979)          (3,267,203)          (3,105,916)
                                                                             ------------------------------------------------------

Cash flows from investing activities:
   Purchase of short-term investments                                         (39,265,526)         (46,870,113)         (57,191,062)
   Purchase of long term investments                                                   --                   --           (7,311,534)
   Proceeds from maturity of short-term investments                            56,224,014           54,993,551           56,453,071
   Proceeds from maturity of long-term investments                                     --              965,198                   --
   Purchase of equipment and leasehold improvements                                    --               (7,265)            (136,949)
   Net proceeds received on sale of equipment                                       1,920                   --              279,045
                                                                             ------------------------------------------------------

Net cash provided by (used in) investing activities                            16,960,408            9,081,371           (7,907,429)
                                                                             ------------------------------------------------------
Cash flows from financing activities:
   Principal payments under capital lease obligations                                  --                   --             (421,732)
   Proceeds from stock option exercise                                                 --               23,800               12,000
                                                                             ------------------------------------------------------

Net cash provided by (used in) financing activities                                    --               23,800             (409,732)
                                                                             ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           15,677,429            5,837,968          (11,423,077)
Cash and cash equivalents at beginning of period                               10,130,599            4,292,631           15,715,708
                                                                             ------------------------------------------------------

Cash and cash equivalents at end of period                                   $ 25,808,028         $ 10,130,599         $  4,292,631
                                                                             ======================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Cumulative
                                                                                          Dividends on
                                                                              Additional    Preferred
                                  Preferred Stock                              Paid-In        Stock     Deferred     Accumulated
                                     (Revised)              Common Stock       Capital      (Revised)  Compensation    Deficit
                                     ---------              ------------       -------      ---------  ------------    -------
                                   Shares     Amount       Shares   Amount
                                   ------     ------       ------   ------
Balance at December 31, 1998       6,903   $ 4,306,520   7,127,203  $71,272  $112,048,336  $(2,296,953)  $(390,568)  $(83,912,725)

Exercise of stock options                                    7,500       75        11,925

Cancellation of compensatory
    of stock option grants                                                       (203,591)                 203,591

Amortization of deferred
    compensation                                                                                           186,977

Net loss for period                                                                                                    (4,238,626)
                                   ----------------------------------------------------------------------------------------------

Balance at December 31, 1999       6,903     4,306,520   7,134,703   71,347   111,856,670   (2,296,953)         --    (88,151,351)

Exercise of stock options                                   14,875      149        23,651

Net income for period                                                                                                     336,455
                                   ----------------------------------------------------------------------------------------------

Balance at December 31, 2000       6,903     4,306,520   7,149,578   71,496   111,880,321   (2,296,953)         --    (87,814,896)

Net loss for period                                                                                                    (1,250,822)
                                   ----------------------------------------------------------------------------------------------

Balance at December 31, 2001       6,903   $ 4,306,520   7,149,578  $71,496  $111,880,321  $(2,296,953)  $      --   $(89,065,718)
                                   ==============================================================================================

                                   Total
                                Stockholders'
                                   Equity
                                   ------
Balance at December 31, 1998     $29,825,882

Exercise of stock options             12,000

Cancellation of compensatory
    of stock option grants                --

Amortization of deferred
    compensation                     186,977

Net loss for period               (4,238,626)
                                 -----------

Balance at December 31, 1999      25,786,233

Exercise of stock options             23,800

Net income for period                336,455
                                 -----------

Balance at December 31, 2000     $26,146,488

Net loss for period               (1,250,822)
                                 -----------

Balance at December 31, 2001     $24,895,666
                                 ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           ERGO SCIENCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Summary of Significant Accounting Principles

      In connection with the implementation of transfer restrictions on our shares of common stock that became effective on October 19, 2001, the outstanding shares of our common stock were reverse split on a one-for-two basis. Unless otherwise indicated, all of the share and per share data in this report reflect the effect of this reverse stock split.

    Background and Recent Events

      Ergo Science is a company in transition. From our incorporation through March 2001, we were engaged in the development of ERGOSET(R) tablets for the treatment of type 2 diabetes. We are now working to sell our drug assets and to purchase an established income-producing business.

      In March 2001 we decided that the next phase of the development of ERGOSET(R) will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are currently seeking to acquire one or more established businesses. We have substantial unrecognized tax benefits and approximately $26 million in cash. We believe that the most advisable use of these assets is the purchase of one or more established, income-generating businesses. In part, this strategy will permit us to offset future tax liability with our existing tax benefits. In light of our strategic direction, we are also in the process of attempting to sell or license our interests in ERGOSET(R) including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

      At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock. These transfer restrictions were implemented on October 19, 2001. At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30. During our transition period, we intend to continue to conserve our cash and other assets. The only securities we currently hold are U. S. Government obligations with maturities of 90 days or less. We expect to continue to hold similar securities exclusively until we acquire an operating business.

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

    At December 31, 2001, the Company's cash equivalents consisted only of investments in money market funds and U.S. Government obligations that mature within 90 days of purchase. At December 31, 2000 cash equivalents were composed primarily of investments in money market funds, United States Government obligations and commercial paper that matured within 90 days of purchase.

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

    Net Loss Per Common Share

    Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. For the year ended December 31, 2000, a total of 35,571 stock option shares, were included in the weighted average number of common shares outstanding calculation.

    The diluted loss per common share calculated for the years ended December 31, 2001 and 1999, excludes the effects of 214,375 and 440,113 options outstanding, respectively. These amounts are excluded, as their inclusion would be anti-dilutive.

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

    Income Taxes

    Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See Note 6).

    Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income (loss) includes net income (loss) at December 31, 2001 and 2000.

    Reclassifications

    Certain prior year amounts have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

    New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and thus will be adopted by the Company, as required, as of January 1, 2002. SFAS No. 141 and SFAS No. 142 will not affect the Company's financial position or results of operations upon adoption.

    In August 2001, FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has determined that SFAS 143 will not have an impact on its financial position and results of operations.

    In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 will not affect the Company's financial position or results or operations upon adoption.

    Revision of Prior Financial Statements

    In February 2002, prior to issuance of the Form 10K, the Company became aware that the amount of reported net loss to common shareholders in 2000 and 1999 required revision. This revision involved the elimination of the accretion of dividends on the Series D Preferred Stock for all periods subsequent to the Company's initial public offering, or IPO, in December 1995. The dividends on the Series D Preferred Stock (Note 8) had been accreted at the rate of 6% compounded semi-annually from the time of issuance in April 1995 and such accretion had been reflected as an adjustment to net loss to determine net loss to common stockholders. However, upon completion of the Company's IPO, the Series D Preferred Stock was no longer redeemable. After the Series D Preferred Stock became permanent equity, dividends on the preferred stock are only accounted for when and if declared by the Board of Directors. This revision did not affect net income or loss as previously reported; however, as a result of this revision, the previously reported net loss to common shareholders for the year ended December 31, 2000 has been changed by $554,000 to become net income available to common shareholders, and the previously reported net loss to common shareholders for the year ended December 31, 1999 has been decreased by $552,202.

    The Company has also revised its balance sheet as of December 31, 2000 and its statement of stockholders' equity for the years ended December 31, 1999 and 2000. The Company reduced the carrying value of the Series D Preferred Stock and the Cumulative Dividends on Preferred Stock to reflect only the accretion of dividends on Series D Preferred Stock through the IPO.

    Accordingly, the financial statements for the years ended December 31, 2000 and 1999 have been revised as follows:

                                                                             December 31,
                                                                   2000                         1999
                                                         As reported    As revised   As reported    As revised
Consolidated statement of operations:
           Accretion of dividends on preferred stock     $  (554,000)           --   $  (522,202)           --
           Net income (loss) to common stockholders         (217,545)  $   336,455    (4,760,828)  $(4,238,626)
           Net income (loss) per common share (basic)          (0.03)         0.05         (0.67)        (0.59)
           Net income (loss) per common share (diluted)        (0.03)         0.05         (0.67)        (0.59)

Consolidated balance sheet:
          Preferred stock                                  6,776,250     4,306,520     6,222,250     4,306,520
          Cumulative dividends on preferred stock         (4,766,683)   (2,296,953)   (4,212,683)   (2,296,953)

Consolidated statement of stockholders' equity:
          Accretion of dividends on preferred stock         (554,000)           --      (522,202)           --

2. Short-term Investments

      The following is a summary of held-to-maturity securities not classified as cash and cash equivalents as of December 31:

                                               2001                 2000
                                               ----                 ----
Commercial paper                        $                --  $         9,504,011
Federal agency notes                                     --            7,454,477
                                       -----------------------------------------
Total short-term investments            $                --  $        16,958,488
                                       =========================================

      Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on fair value of these securities. These securities are carried at amortized cost, which approximates fair value. All short-term investments at December 31, 2000 matured within 365 days of December 31, 2000.

3. Equipment

      Equipment consists of the following at December 31:

                                                          2001           2000
                                                          ----           ----
Furniture and equipment                                 $ 42,608       $ 74,961
Accumulated depreciation and amortization                (35,793)       (53,168)
                                                        -----------------------
Equipment, net                                          $  6,815       $ 21,793
                                                        =======================

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $9,857, $25,231, and $27,936, respectively. The Company disposed of furniture and equipment in the third quarter of 2001, resulting in a loss of $3,201, which is a component of general and administrative expense on the statement of operations. The Company sold in auction substantially all of its lab and office equipment in the second quarter of 1999. As a result of this auction the Company recorded a loss in the amount of $157,000, which is a component of general and administrative expense on the statement of operations. There were no fixed asset disposals in 2000.

4. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following at December 31,

                                                             2001         2000
                                                             ----         ----
Accounts payable                                           $ 35,328     $ 53,981
Accrued legal costs                                         276,346      145,212
Accrued payroll, bonuses and vacation                        27,849       18,357
Accrued manufacturing and related items                     500,000      500,000
Accrued other expenses                                       88,012      265,581
                                                           ---------------------
   Total accounts payable and accrued expenses             $927,535     $983,131
                                                           =====================

5. Leases

      The Company leases office space under lease arrangements, which expire in June 2002. The lease for the Company's office space includes payment terms that are subject to increases due to taxes and other operating costs of the lessor. Minimum lease payments under this lease for 2002 are approximately $20,000.

      Rent expense for the years ending on December 31, 2001, 2000 and 1999 amounted to $36,616, $45,526 and $309,601, respectively.

      Cash paid for interest on capital leases was $0, $0 and $44,685 in 2001, 2000 and 1999, respectively.

6. Income Taxes

      Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                       2001            2000
                                                       ----            ----
Deferred tax assets:
   Research and development credits                $  2,554,000    $  3,608,000
   Deferred compensation                                 79,000          79,000
   Intangible amortization                              857,000         208,000
   Net operating loss                                31,004,000      30,502,000
                                                   ----------------------------
Total deferred tax assets                            34,494,000      34,397,000
Valuation allowance for deferred tax assets         (34,494,000)    (34,397,000)
                                                   ----------------------------
Net deferred tax assets                                      --              --
                                                   ============================

    The change in the total valuation allowance was an increase of $97,000 for the year ended December 31, 2001 and a decrease of $1,066,000 for the year ended December 31, 2000.

      As of December 31, 2001, the Company had federal net operating losses ("NOL") and research and experimentation credit carryforwards of approximately $77,510,000 and $2,554,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2006 through 2021. Approximately $29,000 of the gross deferred tax asset represents the benefit of deductions from the exercise of stock options, which have been fully reserved. The benefit from the $29,000 tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $34,494,000 has been established at December 31, 2001.

      Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

7. Capital Stock

      On May 23, 2001, we entered into a common stock purchase agreement with Court Square Capital Limited, our largest stockholder, to provide us with additional capital for general corporate purposes, including the acquisition of one or more new lines of business. Subject to certain conditions, including stockholder approval, the agreement provides for us to issue and sell to Court Square and its affiliates up to 3,750,000 shares of our common stock at a per share price of $2.30, subject to adjustment. The agreement expires on May 23, 2003.

      See Note 8 for a description of Series D Preferred Stock.

      On October 15, 2001, the stockholders of the Company voted to approve the merger of Ergo Science Corporation with and into its wholly-owned subsidiary, ESC Merger Sub, Inc. On October 19, 2001, the merger became effective and ESC Merger Sub. Inc. was renamed Ergo Science Corporation. Also at this time, each share of the pre-merger Common Stock was converted into the right to receive .5 shares of the post-merger Common Stock, plus cash in lieu of any fractional shares. The total paid by the Company for cash in lieu of fractional shares was approximately $30. Shares of the post-merger Common Stock are subject to certain transfer restrictions. These restrictions are intended to help preserve our substantial tax net operating loss carryforwards for use in offsetting future taxable income. In general, these restrictions will prohibit, without the prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any of the Company's stock by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company's stock.

8. License Agreements and Supplier Contracts

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

      The holders of Series D Preferred Stock are entitled to receive quarterly dividends at a rate of 6% per annum compounded semiannually on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall only be payable to holders of record when and as declared by the Board of Directors. The Company will have the option to convert the Series D Preferred Stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the Series D Preferred Stock into common stock within the 90 days, the Series D Preferred Stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock then outstanding will be entitled to receive an amount of cash equal to the stated value of Series D Preferred Stock (including any accrued by unpaid dividends) after any distribution is made on any senior securities and before any distribution is made on any junior securities, including Common Stock. The liquidation preference amount for the Series D Preferred Stock as of December 31, 2001 was $10,238,660.

      On February 23, 1998, Ergo and Johnson & Johnson entered into a worldwide Joint Collaboration and License Agreement (the "Joint Collaboration Agreement") to develop and commercialize ERGOSET(R) tablets as well as other potential collaboration products for the treatment of Type 2 diabetes and obesity. Under the Joint Collaboration Agreement with Johnson & Johnson, the Company was responsible for paying half of the development, marketing, and commercialization costs, including launch costs, for ERGOSET(R) tablets as well as any other collaboration compounds being developed and/or commercialized under the Joint Collaboration Agreement. In January 1999, Johnson & Johnson terminated the Joint Collaboration Agreement following the Company's receipt of a letter from the FDA stating that its NDA for ERGOSET(R) tablets was not approvable.

      The Company is party to certain other license agreements, which require the Company to pay royalties on product sales and to make specific payments on the completion of certain milestones. No amounts have been accrued related to these requirements as of December 31, 2001 or 2000.

9. Stock Options and Incentive Plan

      The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and generally have a maximum term of ten years.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below:

                                                   Years ended December 31,
                                            2001             2000             1999
                                            ----             ----             ----
Net income (loss):
      As reported                      $  (1,250,822)   $     336,455    $  (4,238,626)
      Pro forma                           (1,438,007)         268,527       (5,649,778)
Net income (loss) per share--basic
      As reported                      $       (0.18)   $        0.05    $       (0.59)

      Pro forma                                (0.20)            0.04            (0.79)
Net income (loss) per share--diluted
      As reported                      $       (0.18)   $        0.05    $       (0.59)

      Pro forma                                (0.20)            0.04            (0.79)

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  2001
                                                  ----
Expected Life                                    5 years
Expected Volatility                                50%
Dividend Yield                                     0%
Weighted Average Risk-free Interest Rate          4.77%

      The weighted average fair value of the options granted during 2001 was $1.72. No stock options were granted in 2000 or 1999.

      During 1996 and 1997, the Company granted to various employees and directors' options to purchase 238,923 shares, which were granted with exercise prices below market value on the date of grant. In connection with the issuance of these options, the Company recorded deferred compensation which was fully amortized as of December 31, 1999.

      In 1997, the Company also granted to each of its six medical advisors an option to purchase 2,500 shares of common stock at an exercise price of $25.26 per share. These options were granted in connection with the medical advisors' renegotiated consulting agreements. The option shares were issued at the market price on the date of grant and vest over a four-year period. The Company recognized $0, $0 and $55,800 in stock compensation expense related to these options in 2001, 2000 and 1999, respectively.

      During 2001, the Company granted to Directors options to purchase 50,000 shares of common stock at exercise prices ranging from $1.25 to $1.56, Also during 2001, the Company granted 27,500 options to purchase common stock to the Chief Executive Officer of the Company at an exercise price of $2.05. All options issued in 2001 were issued at prices equal to the market price on the grant dates.

      Information related to stock option activity for the period from December 31, 1998 through December 31, 2001 is as follows:

                                                     Weighted
                                                     Average
                                        Shares     Option Price
                                        ------     ------------

Outstanding at December 31, 1998        838,314      $    16.82
   Exercised                             (7,500)           1.60
   Canceled                            (390,701)          19.14
                                      ---------

Outstanding at December 31, 1999        440,113           15.02
   Exercised                            (14,875)           1.60
   Canceled                            (288,363)          14.90
                                      ---------

Outstanding at December 31, 2000        136,875           16.72
   Granted                               77,500            1.72
   Exercised                                 --              --
   Canceled                                  --              --
                                      ---------

Outstanding at December 31, 2001        214,375      $    11.30
                                      =========

      The following table summarizes information about stock options outstanding at December 31, 2001:

                            Options Outstanding                                              Options Exercisable
--------------------------------------------------------------------------------------------------------------------------
                                        Weighted-Average
    Range of             Number            Remaining          Weighted-Average            Number          Weighted-Average
Exercise Prices        Outstanding      Contractual Life       Exercise Price          Exercisable         Exercise Price
---------------        -----------      ----------------       --------------          -----------         --------------
$   0.00 to   1.60         91,500          5.8 years              $   1.56                  41,500            $    1.60
$   2.05 to   6.50         45,500          8.6 years              $   3.80                  14,750            $    6.46
$  13.42 to 27.625         41,625          4.6 years              $  20.42                  41,625            $   20.42
$  34.00 to  42.26         35,750          5.8 years              $  35.16                  32,000            $   35.29
                       ----------                                                      -----------
$   0.00 to  42.26        214,375                                 $  11.30                 129,875            $   16.48
                       ==========                                                      ===========

Effective as of November 1, 1994, the Board of Directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the "Incentive Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards that could be granted under the Incentive Plan included incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. Awards of options to purchase 35,000 shares at an exercise price of $1.562 per share, were granted under the Incentive Plan in 2001. No awards were made in 1999 or 2000. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Incentive Plan was closed and no new grants will be made under this Plan.

On May 15, 1996, the Board of Directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the "Director Stock Plan"). The Director Stock Plan provided for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the Board of Directors. Those eligible directors already serving at the time the Director Stock Plan was approved by the stockholders of the Company were each granted a stock option to purchase 5,000 shares of common stock with a deemed date of grant of May 15, 1996. Each director that remained eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that such director was first granted a stock option under the Director Stock Plan was granted a second stock option to purchase 5,000 shares of common stock. Stock options granted under the Director Stock Plan vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company's 1996 Annual Meeting of Stockholders that took place on June 25, 1996. Awards of options to purchase 15,000 shares at exercise prices of $1.25-$1.562 per share were granted under the Director

Stock Plan in 2001. There were no awards granted in 2000 or 1999. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Company's Director Stock Plan was closed and no new grants will be made under this Plan.

      On October 15, 2001, the stockholders of the Company approved the Ergo Science Corporation 2001 Employee, Director and Consultant Stock Plan (the "2001 Stock Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards that may be granted under the 2001 Stock Plan include incentive stock options under section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards. A total of 1,600,000 shares of our common stock were reserved for issuance pursuant to options and other awards granted under this plan. This plan provides for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the Board of Directors. Stock options granted to directors under the 2001 Stock Plan vest and become exercisable in equal increments on the first five anniversaries of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. Awards of options to purchase 27,500 shares at an exercise price of $2.05 per share were granted under the 2001 Stock Plan in 2001. There were no awards granted in 2000 or 1999. As of December 31, 2001, 1,572,500 shares were available to be granted under the 2001 Stock Plan.

      At the time that the stockholders approved the 2001 Stock Plan, the Company's Long-Term Incentive Stock and Director Stock Plan were closed and no new grants will be made under either the Long-Term Incentive Plan or the Director Plan.

10. LSU Settlement

      The Company has a Royalty Agreement with LSU under which the Company is required to pay LSU a royalty based upon gross sales in the United States and a percentage revenues the Company receives outside of the United States.

      On May 1, 1995, Ergo Research Corporation, a wholly owned subsidiary of the Company, entered into a Novated License and Royalty Agreement with LSU that replaces the Royalty Agreement with LSU described in the prior paragraph. The agreement requires the Company to pay LSU $350,000 for the first and $500,000 for all subsequent administrative approvals of licensed pharmaceutical products. The Company must pay LSU a royalty based upon gross sales in the United States with minimum royalties due.

      In 1998, a dispute arose between the Company and LSU concerning whether the Company owed LSU royalties because of certain payments the Company received from Johnson & Johnson. LSU sought payment of $4,138,000. Following mediation required under the LSU Agreement, the dispute was submitted to binding arbitration. In February 2000, the Company announced that the arbitrator rendered a preliminary decision that, contrary to the Company's position, royalties are due to LSU because of a $10 million payment received from Johnson & Johnson for the purchase of common stock. Following the arbitrator's preliminary decision against the Company, the Company settled its dispute with LSU in October 2000. As part of the settlement, the Company paid LSU approximately $3 million, of which $1 million had been accrued as of December 31, 1999. Additionally, during the year ended December 31, 2000, the Company adjusted its estimates of amounts required to settle other ERGOSET(R) related obligations. These adjustments were recorded as reductions of research and development expenses in 2000, resulting in a negative research and development expense of $163,834.

11. Employee Benefit Plans

      Effective February 1, 1997, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401k Plan"). Under the 401k Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 20% of their gross salary. The Company makes a matching contribution, which currently totals 50% of the employee's contribution, up to a maximum amount equal to the lesser of $2,500 or 6% of the employee's gross salary. The employer matching contribution vests over a four year period, 25% for each year of service. Years of service prior to the implementation of the 401k Plan are excluded from the vesting period. In 2001, 2000 and 1999, the Company's contributions to the 401k Plan amounted to $2,230, $2,475 and $25,275, respectively. The Company terminated the 401k Plan effective December 31, 2001.

12. Quarterly Results (Unaudited)

      The following table sets forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                    First Quarter      Second Quarter    Third Quarter     Fourth Quarter
                                                    -------------      --------------    -------------     --------------
2001
Net loss                                             $(115,694)          $(393,140)       $(418,429)         $(323,559)
Loss per share
   Basic and diluted-as previously reported          $   (0.04)          $   (0.08)       $   (0.08)         $      --
   Basic and diluted-revised                         $   (0.02)          $   (0.06)       $   (0.06)         $   (0.05)

2000
Net income (loss)                                    $  52,533           $ 151,786        $ 367,359          $(235,223)
Earnings (loss) per share
   Basic and diluted-as previously reported          $   (0.01)          $    0.00        $    0.03          $   (0.05)
   Basic and diluted-revised                         $    0.01           $    0.02        $    0.05          $   (0.03)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth the ages, principal occupation and present position of each of the Directors and the executive officer of the Company.

      DAVID R. BURT, Age 38, Class III Director, joined us as Vice President, Corporate Development, in March 1993. He was appointed our Secretary in March 1997. In March 1999, Mr. Burt joined our Board of Directors. He was appointed our President and Chief Executive Officer in March 1999. He was elected Chairman of our Board if Directors in March 2001. Mr. Burt also serves as the President and Chief Executive Officer and a Director of NAHC, Inc., formerly NovaCare, Inc., a company traditionally in the healthcare industry. From 1990 until 1993, Mr. Burt practiced corporate and securities law at Johnson & Gibbs, P.C., a law firm in Dallas, Texas. Mr. Burt's practice involved representing issuers and underwriters in financing transactions in a variety of high technology industries. Mr. Burt received a B.A. in government from Dartmouth College and a J.D. from the University of Maryland Law School. Before attending law school, Mr. Burt worked on the staff of United States Senator Paul S. Sarbanes.

      WILLIAM T. COMFORT, III, Age 35, Class I Director, joined our Board of Directors in January 2001. Mr. Comfort has been a private equity investor with CVC Capital Partners, a leading private equity firm based in London. Recently, Mr. Comfort left CVC Capital Partners to open his own private equity firm. Mr. Comfort has served on the boards of numerous companies. Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

      CHARLES E. FINELLI, Age 38, Class I Director, joined our Board of Directors in March 2001. Mr. Finelli has been in the private practice of law for six years specializing in litigation. He is a graduate of the University of Arkansas School of Law. He is a Director of NAHC, Inc.

      J. WARREN HUFF, Age 48, Class II Director, joined our Board of Directors in February 2001. Mr. Huff is Chairman of the Board of Directors of Openpages, Inc., a company in the software content production industry. From 1998-2001, Mr. Huff was CEO of Openpages, Inc. From 1997 to 1998, Mr. Huff was President and Chief Executive Officer of InLight, Inc., a privately held medical education software company that he founded. From 1992 until 1997, Mr. Huff was our President and CEO. Mr. Huff earned his Juris Doctor from the Southern Methodist University School of Law and graduated magna cum laude with a B.A. in business administration from University of Texas at Austin.

      THOMAS F. MCWILLIAMS, Age 59, Class II Director, joined our Board of Directors during September 1992 in connection with the purchase of our convertible securities by Citicorp Venture Capital Ltd. ("CVC"). Mr. McWilliams is Managing Director of CVC, where he has been employed since 1983. He is a director of Chase Brass and Copper Company, Inc., a company engaged in the manufacture of brass rods and bars, MMI Products, Inc., a company engaged in the manufacture and distribution of products used in the commercial, infrastructure and residential construction industries, Hydrochem Industrial Services, Inc., a company engaged in providing industrial cleaning services, and a number of other privately owned companies. Mr. McWilliams received his A.B. from Brown University and his M.B.A. from the Wharton School, University of Pennsylvania.

      Our executive officers hold office at the pleasure of the Board of Directors. The Board of Directors is divided into three classes. Directors in each class are elected for three-year terms, with the terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. David R. Burt is a Class III director whose term of office expires at the annual meeting of stockholders to be held in 2004. William
T. Comfort, III and Charles E. Finelli are Class I directors whose terms of office expire at the annual meeting of stockholders to be held in 2002. J. Warren Huff and Thomas F. McWilliams are Class II directors whose terms of office expire at the annual meeting of stockholders to be held in 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of any changes in ownership of our common stock and our other equity securities. Based on our review of forms furnished to us and written representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and 10% beneficial owners were complied with during 2001 except that an initial report of ownership was filed late by Mr. Comfort.

ITEM 11. EXECUTIVE COMPENSATION

      The following table summarizes all compensation awarded to, earned by, or paid to David R. Burt, our Chief Executive Officer throughout 2001, for services rendered in all capacities during the years ended December 31, 2001, 2000 and 1999 (the "Named Executive Officer").

                                                                                         Long-Term Compensation
                                                                                         ----------------------
                                                                                      Awards              Payouts
                                                                                      ------              -------
                                                                                             Securities
                                                                  Other      Restricted      Underlying
                                                       Bonus      Annual        Stock         Options/       LTIP       All Other
   Name and Principal Position    Year     Salary       (1)    Compensation    Awards          SARs(#)     Payouts   Compensation(2)
   ---------------------------    ----     ------       ---    ------------    ------          -------     -------   ---------------
David R. Burt, Chairman of the
Board,                            2001    $150,000    $    --  $     --          --             27,500      $   --       $1,500
President, Chief                  2000     170,000         --        --          --                 --          --        1,708
Executive Officer and Secretary   1999     200,000     40,000        --          --                 --          --        2,000

(1)   1999 bonuses were expensed in 1999 and paid in 2000.

(2) All other compensation consists of matching contributions made under the Company's 401(k) plan.

                            OPTION GRANTS IN 2001

    During 2001, we granted to Directors options to purchase 100,000 shares of common stock at exercise prices ranging from $.625 to $.781, prior to the effect of the reverse stock split approved by our stockholders on October 15, 2001. The effect of the reverse stock spit resulted in a reduction of the options to 50,000 shares at prices ranging from $1.25 to $1.562. Also during 2001, we granted options to purchase 27,500 shares of common stock to our CEO at an exercise price of $2.05. All options issued in 2001 were issued at prices equal to the market price on the grant dates.

      The following table shows grants of stock options that we made during 2001 to the Named Executive Officer.

                                                Individual Grants
                     --------------------------------------------------------------------------
                        Number of             % of Total
                       Securities            Options/SARs           Exercise
                       Underlying             Granted to            or Base
                      Options/SARs           Employees in            Price           Expiration
   Name              Granted (#) (1)         Fiscal Year           ($/Share)            Date
   ----              ---------------         -----------           ---------            ----
David R.Burt              27,500                 100%                $2.05        October 25, 2011

(1) The options were granted pursuant to our 2001 Employee, Director and Consultant Stock Plan. The options granted to the above Named Executive Officer are non-qualified stock options and vest annually in four equal installments commencing on March 1, 2002.

OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table provides information about the number of shares issued upon option exercises by the Named Executive Officer during 2001, and the value realized by the Named Executive Officer. The table also provides information about the number and value of options held by the Named Executive Officer at December 31, 2001.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                           Number of Securities
                                                                Underlying                Value of the Unexercised
                                                           Unexercised Options              In-The-Money Options
                                                            At Fiscal Year-End             at Fiscal Year-End (2)
                                                            ------------------             ----------------------
                             Shares
                            Acquired
                               on          Value
          Name              Exercise   Realized (1)    Exercisable    Unexercisable     Exercisable     Unexercisable
          ----              --------   ------------    -----------    -------------     -----------     -------------
David R. Burt........             --     $       --         70,875          34,375           $1,720               --

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

(2) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's Common Stock of $2.03, the closing sale price per share of the Company's Common Stock as reported in the OTC Bulletin Board on Monday, December 31, 2001.

                          COMPENSATION OF DIRECTORS

    In general, our policy is to pay no compensation to members of the Board of Directors for attending meetings of the Board of Directors and its committees. However, we do reimburse directors for the expenses incurred in attending meetings of the Board of Directors and its committees. In June 1996, our shareholders approved a Stock Option Plan for Non-Employee Directors, which we refer to as the Director Stock Plan. The Director Stock Plan provided for an initial grant of a non-qualified stock option for 5,000 shares of common stock to each non-employee director upon first being elected or appointed to serve on the Board of Directors. Mr. McWilliams who was serving as a non-employee director when the Director Stock Plan was approved, received an initial grant of a stock option for 5,000 shares of common stock with a deemed grant date of May 15, 1996. In addition, on May 15, 1997 Mr. McWilliams was granted a second non-qualified stock option for 5,000 shares of Common Stock. Messrs. Comfort, Finelli and Huff each received an initial grant of a stock option for 5,000 shares of common stock upon first being elected or appointed to serve on the Board of Directors during 2001. Each option under the Director Stock Plan has an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on the first and second anniversary of their date of grant and will expire ten years after the grant date if not exercised. If a change in control occurs, all stock options granted under the Director Stock Plan will become fully exercisable. The Director Stock Plan was terminated in 2001, however that termination had no effect on options already outstanding.

      In October 2001, our shareholders approved our 2001 Employee, Director and Consultant Stock Plan, which we refer to as the 2001 Plan. The 2001 Plan provides for an initial grant of a non-qualified stock option for 22,500 shares of common stock to each future non-employee director upon first being elected or appointed to serve on the Board of Directors. Each such option will have an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on the first five anniversaries of their date of grant and will expire ten years after the grant date if not exercised.

      In March 2001, Messrs. Comfort and Huff each received an additional non-qualified stock option for 17,500 shares of common stock under our 1995 Long-term Incentive Plan. Each of these options has an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on each of the first five anniversaries of their date of grant if the grantee participates in 75% or more of the meetings of the Board of Directors held during the year ending on that anniversary and will expire ten years after the grant date if not exercised. If a change in control occurs, these stock options will become fully exercisable. In April 2001, we made a one-time cash payment of $15,000 to Mr. Finelli in consideration of his service on the Board of Directors.

EMPLOYMENT CONTRACTS

      The Named Executive Officer is an employee-at-will as the Company did not renew the employment agreement with its Named Executive Officer in October 1998. The current base salary amount is $150,000 to Mr. Burt. The Compensation Committee may increase the base amounts at its discretion.

DIRECTOR AND OFFICER INDEMNIFICATION

      We have entered into indemnification agreements with each of our directors and executive officer, agreeing to indemnify the director or officer to the fullest extent permitted by law, and to advance expenses, if the director or officer becomes a party to or witness or other participant in any threatened, pending or completed action, suit or proceeding by reason of any occurrence related to the fact that the person is or was a director, officer, employee, agent or fiduciary of ours or a subsidiary of ours or another entity at our request, unless a reviewing party, either outside counsel or a committee appointed by the board of directors, determines that the person would not be entitled to indemnification under applicable law. In addition, if a change-in-control or a potential change-in-control occurs, and if the person indemnified so requests, we will establish a trust for the benefit of the indemnitee and fund the trust in an amount sufficient to satisfy all expenses reasonably anticipated at the time of the request to be incurred in connection with any claim relating to such an event. The reviewing party will determine the amount deposited in the trust. An indemnitee's rights under the indemnification agreement are not exclusive of any other rights under the restated certificate of incorporation or bylaws, as amended, or applicable law.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee are Thomas F. McWilliams, J. Warren Huff and William T. Comfort III. None of these members is or has been an employee of Ergo Science, other than Mr. Huff, who was an officer as recently as 1996. None of our executive officers serve as a member of the

Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the shares of the our common stock as of March 8, 2002, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) the Named Executive Officer, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to the table, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                                                                                    Shares
                                                                                 Beneficially
                                                                                   Owned (1)
Name and Address**                                                             Number   Percent
------------------                                                             ------   -------
Court Square Capital Limited (2)                                              1,639,955   22.9%
399 Park Avenue
New York, New York 10043
David R. Burt (3)                                                                70,925       *
Thomas F. McWilliams (4)                                                      1,649,955   23.0%
William T. Comfort III (5)                                                      363,267    4.9%
Charles E. Finelli (6)                                                            2,500       *
J. Warren Huff    (7)                                                             6,000       *
All directors and the current executive officer as a group (5 persons)(8)     2,092,647   29.2%

-----------

* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

** Addresses are given for beneficial owners of more than 5% of our outstanding common stock only.

(1) The number of shares of common stock issued and outstanding on March 8, 2002, was 7,149,578. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of our common stock issued and outstanding at March 8, 2002, plus shares of our common stock subject to options held by such person at March 8, 2002, and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) This information, except the percentage beneficially owned, is based solely on a Schedule 13D filed on September 11, 2000 with the Securities and Exchange Commission by Citigroup, Inc. ("Citigroup"). Consists of 1,639,955 shares held by Court Square Capital Limited ("Court Square"). Court Square, Citicorp Banking Corporation ("Citicorp Banking"), Citicorp ("Citicorp"), Citigroup Holdings Company ("Citigroup Holding") and Citigroup, Inc. ("Citigroup") may be deemed to share the voting and dispositive power of the 1,639,955 shares of our common stock directly beneficially owned by Court Square by virtue of, Citicorp Banking's 100% ownership interest in Court Square, Citicorp's 100% ownership interest in Citicorp Banking, Citigroup Holdings'100% ownership interest in Citicorp and Citigroup's 100% interest in Citigroup Holdings. Citigroup may also be deemed to share the voting and dispositive power of the 3,000 shares of our common stock directly beneficially owned by certain subsidiaries of Citigroup. Does not include 3,750,000 shares of common stock which may be issued pursuant to a common stock purchase agreement between us and Court Square.

(3) Includes 70,875 shares of common stock subject to stock options held by Mr. Burt on March 8, 2002 and exercisable within 60 days thereafter, and 50 shares of our common stock owned by Mr. Burt's daughter.

(4) Includes 10,000 shares of common stock subject to stock options held by Mr. McWilliams on March 8, 2002 and exercisable within 60 days thereafter. Excludes shares owned by Court Square, as to which Mr. McWilliams disclaims beneficial ownership.

(5) Includes 2,500 shares of Common Stock subject to exercisable stock options. Excludes shares owned by Court Square, as to which Mr. Comfort disclaims beneficial ownership.

(6) Shares of common stock subject to stock options held by Mr. Finelli on March 8, 2002 and exercisable within 60 days thereafter.

(7) Shares of common stock subject to stock options held by Mr. Huff on March 8, 2002 and exercisable within 60 days thereafter.

(8) Includes 130,875 shares of common stock subject to stock options held by the directors and executive officer on March 8, 2002, and exercisable within 60 days thereafter. See note 4 for further details concerning shares as to which Mr. McWilliams disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have entered into a common stock purchase agreement with Court Square Capital Limited. Mr. Williams, one of our directors is also a Managing Director of Court Square. Subject to a number of conditions, including the consummation of a qualifying acquisition, we may issue, and Court Square and its affiliates may purchase, up to 3,750,000 shares of its common stock, at a per share price of $2.30, subject to adjustment.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) -- The financial statements filed as part of this Report at Item 8 are listed in the Index to Consolidated Financial Statements on page 25 of this Report.
(a)(2)      -- None.
(a)(3) -- The following documents are filed or incorporated by reference as exhibits to this Report:

Exhibit
Number      Document Description
------      --------------------

3.1      -- Amended and Restated Certificate of Incorporation of the
            Registrant. Filed as exhibit 3.1 to the Registrant's registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.
3.2      -- By-Laws of the Registrant. Filed as exhibit 3.2 to the
            Registrant's registration statement on Form S-4 (File No. 33-98162) filed with the Commission on September 7, 2001, and incorporated by reference herein.
4.1      -- Form of Stock Certificate of the Registrant's Common Stock, par
            value $.01 per share. Filed as Exhibit 4.1 to the Registrant's registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.
10.1     -- Novated License and Royalty Agreement dated May 1, 1995, between the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, the Registrant, E. Science Incorporated, a Delaware corporation formerly known as Ergo Science Incorporated that is a subsidiary of the Registrant ("Ergo Science Incorporated"), and Ergo Research Corporation, a Delaware corporation that is a subsidiary of the Registrant. Filed as exhibit
            10.2 to the Registrant's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.
10.2     -- Indemnification Agreement dated October 6, 1995, between the
            Registrant and Manuel Cincotta, Jr., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document. Filed as exhibit 10.18 to the Registrant's registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.
10.3     -- Form of Indemnification Agreement between the Registrant and each of David R. Burt, Thomas F. McWilliams, William T. Comfort III, J. Warren Huff and Charles E. Finelli. Filed as exhibit 10.1 to the Registrant's registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.
10.4     -- Ergo Science Corporation 2001 Employee, Director and Consultant
            Stock Plan. Filed as Exhibit 10.3 to the Registrant's registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated herein by reference.
10.5     -- Ergo Science Corporation Stock Option Plan for Non-Employee
            Directors. Filed as Exhibit 99.2 to the Registrant's registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.
10.6     -- Ergo Science Corporation Amended and Restated 1995 Long-Term
            Incentive Plan. Filed as Exhibit 99.3 to the Registrant's registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.

10.7     -- Amended and Restated Option Agreement, dated October 12, 1993, between Ergo Science Incorporated and Albert H. Meier, Ph.D.; First Amendment to Amended and Restated Option Agreement, dated April 27, 1995, among the Registrant, Ergo Science Incorporated and Albert H. Meier, Ph.D.; and Second Amendment to Amended and Restated Option Agreement, dated November 6, 1995, between the Registrant and Albert
            H. Meier, Ph.D. Filed as Exhibit 99.4 to the Registrant's registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.
10.8     -- Option Agreement, dated March 1, 1993, between Ergo Science
            Incorporated and David R. Burt; First Amendment to Option Agreement, dated April 27, 1995, among the Registrant, Ergo Science Incorporated and David R. Burt; Second Amendment to Option Agreement, dated October 6, 1995, between the Registrant and David
            R. Burt; and Third Amendment to Option Agreement, dated November 6, 1995, between the Registrant and David R. Burt. Filed as Exhibit
            99.5 to the Registrant's registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.
10.9     -- License Agreement effective as of February 1, 1997, between The
            General Hospital Corporation and Ergo Science Corporation and Ergo Research Corporation. Filed as Exhibit 10.1 to the Registrant's quarterly filing on Form 10-Q filed with the Commission on May 15, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Registrant's request for confidential treatment.]
10.10    -- Amended and Restated Supply Agreement dated October 31, 1997, by and among Ergo Science Corporation, Ergo Research Corporation and Geneva Pharmaceuticals, Inc. Filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Registrant's request for confidential treatment.]
10.11    -- Settlement Agreement dated as of October 6, 2000 between the
            Registrant and Louisiana State University. Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 000-26988) filed with the Commission on April 2, 2001, and incorporated herein by reference.
21.1     -- Subsidiaries of registrant.
23.1     -- Consent of PricewaterhouseCoopers LLP
(b)      -- Reports filed on Form 8-K.
            - On October 19, 2001 stating that the Registrant merged with and into its wholly owned subsidiary, ESC Merger Sub, Inc., a Delaware corporation ("New Ergo"), with New Ergo being the surviving corporation and changing its name to "Ergo Science Corporation".

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and Commonwealth of Massachusetts on March 29, 2002.

                                    ERGO SCIENCE CORPORATION

                                    By:             /s/ DAVID R. BURT
                                          -------------------------------------
                                                      David R. Burt
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     /s/ DAVID R. BURT       President, Chief Executive Officer   March 29, 2002
---------------------------  and Director
      (David R. Burt)        (Principal Executive and Financial
                             Officer

 /s/ THOMAS F. MCWILLIAMS    Director                             March 29, 2002
---------------------------
  (Thomas F. McWilliams)

/s/ WILLIAM T. COMFORT, III  Director                             March 29, 2002
---------------------------
 (William T. Comfort, III)

    /s/ J. WARREN HUFF       Director                             March 29, 2002
---------------------------
     (J. Warren Huff)

  /s/ CHARLES E. FINELLI     Director                             March 29, 2002
---------------------------
   (Charles E. Finelli)

                                INDEX TO EXHIBITS

Exhibit
Number                Document Description
------                --------------------

 21.1 --  Subsidiaries of registrant.